Form 10QSB
period 1996-03-31
ALTERNATE POSTAL DELIVERY INC
filed 1996-05-14
CIK 949244

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-26624
                         ALTERNATE POSTAL DELIVERY, INC.
        (Exact name of small business issuer as specified in its charter)

         Michigan                                            38-2841197
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                            Identification No.)

One Ionia, SW, Suite 300, Grand Rapids, Michigan               49503
(Address of principal executive offices)                     (Zip Code)

         616-235-0698                                    FAX 616-235-3405
(Issuer's telephone number, including area code)


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_ No ___

As of May 9, 1996, 4,022,894 shares of the issuer's common stock were outstanding.

                         This report contains 14 pages.





                         ALTERNATE POSTAL DELIVERY, INC.

                                   FORM 10-QSB

                                      INDEX




                                                                     Page
PART I.  Financial Information:                                       No.

         Consolidated Balance Sheet - March 31, 1996.................3 & 4

         Consolidated Statement of Operations - three
          months ended March 31, 1996 and 1995...........................5

         Consolidated Statement of Cash Flows - three
          months ended March 31, 1996 and 1995...........................6

         Notes to Financial Statements...............................7 & 8

         Management's Discussion and Analysis or Plan
          of Operation..............................................9 - 11

PART II. Other Information:

         Exhibits and Reports on Form 8-K...............................12

         Signature......................................................13




PART I.  Financial Information

                ALTERNATE POSTAL DELIVERY, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheet
                                 March 31, 1996
                                   (unaudited)

                                     ASSETS

Current assets:
          Cash and cash equivalents                          $2,944,820
          Accounts receivable, net of allowance of $51,500    2,052,126
          Prepaid expenses and other assets                     234,958
                                                             ----------
                  Total current assets                        5,231,904

Notes receivable, less current portion                           75,834

Property and equipment:
          Furniture and equipment                               909,712
          Less accumulated depreciation and amortization        571,934
                                                             ----------
                                                                337,778

Computer software, net of accumulated amortization               56,885

Goodwill, net of accumulated amortization                     1,269,713

Other assets                                                     50,991
                                                             ----------
                                                             $7,023,105
                                                             ==========



                             See accompanying notes.



                ALTERNATE POSTAL DELIVERY, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheet
                                 March 31, 1996
                                   (unaudited)

                                   LIABILITIES

Current liabilities:
          Notes payable, bank                                          12,876
          Notes payable, others                                       108,437
          Current portion of capitalized lease obligations             39,477
          Current portion of long-term notes payable                    7,098
          Accounts payable                                          1,084,640
          Accrued liabilities                                         519,184
          Refundable deposits                                          10,000
          Deferred revenue                                            110,428
                                                                  -----------
                Total current liabilities                           1,892,140

Long-term notes payable, less current portion                         916,101
Capitalized lease obligations, less current portion                    35,237

                              SHAREHOLDERS' EQUITY

Preferred stock-no par value, authorized 2,000,000 shares,
          no shares issued and outstanding
Common stock-no par value, voting, authorized 8,000,000 shares;
          4,022,894 shares issued and outstanding                   9,676,170
Accumulated losses, as S corporation (Note 4)                      (1,291,039)
                                                                  -----------
                Total Common Stock                                  8,385,131

Accumulated losses, as C corporation (Note 4)                      (4,205,504)
                                                                  -----------
                Total shareholders' equity                          4,179,627
                                                                  -----------
                                                                  $ 7,023,105
                                                                  ===========


                             See accompanying notes.



                ALTERNATE POSTAL DELIVERY, INC. AND SUBSIDIARIES

                      Consolidated Statement of Operations


                                                               Three months ended
                                                                    March 31,
                                                           --------------------------
                                                              1996            1995
                                                           -----------    -----------
                                                                   (unaudited)
Net sales                                                  $ 5,863,488    $ 5,597,810
Cost of sales                                                4,431,801      4,231,222
                                                           -----------    -----------
                  Gross profit                               1,431,687      1,366,588

Selling, general and administrative expenses                 1,427,932      1,034,965
                                                           -----------    -----------
                  Income (loss) from operations                  3,755        331,623

Other income (expense)                                        (254,503)       (62,378)
                                                           -----------    -----------
                  Income (loss) before taxes                  (250,748)       269,245

Provision for taxes                                              3,310              0
                                                           -----------    -----------
                  Net income (loss)                           (254,058)       269,245
                                                           ===========    ===========

          Primary income (loss) per share                  ($     0.06)   $      0.11
                                                           ===========    ===========
          Fully diluted income (loss) per share            ($     0.06)   $      0.10
                                                           ===========    ===========
          Weighted average number of shares outstanding:
                  Primary                                    4,007,509      2,463,158
                                                           ===========    ===========
                  Fully diluted                              4,007,509      2,793,750
                                                           ===========    ===========



                             See accompanying notes.




                ALTERNATE POSTAL DELIVERY, INC. AND SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS


                                                         Three months ended
                                                              March 31,
                                                     --------------------------
                                                        1996            1995
                                                     -----------    -----------
                                                            (unaudited)

Cash flows from operating activities                 $   239,305    $   573,755
                                                     -----------    -----------
Cash flows from investing activities                     (67,782)           112
                                                     -----------    -----------
Cash flows from financing activities                    (617,768)      (515,396)
                                                     -----------    -----------
Net increase (decrease) in cash and cash equivalents    (446,245)        58,471

Cash and cash equivalents, beginning of period         3,391,065        419,045
                                                     -----------    -----------
Cash and cash equivalents, end of period             $ 2,944,820    $   477,516
                                                     ===========    ===========



                             See accompanying notes.






                ALTERNATE POSTAL DELIVERY, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

1. The interim financial data is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the results for the interim periods. The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading.

2. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's financial statements filed as part of the Company's Form 10-KSB. This quarterly report should be read in conjunction with the Form 10-KSB.

3. Income (loss) per share calculation has been determined assuming exercise of all outstanding options and warrants.

         Fully diluted loss per share for the three months ended March 31, 1995 further assumes that the Convertible Notes were converted to common stock according to the terms of the Convertible Notes at the beginning of the period reported on. This adjustment also includes the elimination of the related interest expense attributable to the Convertible Notes.

         The results of these transactions and the impact on the net income
(loss) and primary and fully diluted income (loss) per share are provided in
Exhibit 11.1.

4. Shareholders' equity represents combined equity after the pooling of interests. Accumulated losses, as S corporation, represent the losses and capital of the company during the period of time it was a subchapter S corporation. All other losses of the combined entities are presented under Accumulated losses, as C corporation.

5. Acquisitions. See Forms 8-K and 8-K/A for more detailed financial and pro-forma information.

         In January 1996, the Company acquired certain assets and assumed certain liabilities of Preferred Customer Delivery, Inc., a private mail delivery company located in northern California for a total purchase price of approximately $540,000 consisting of $165,000 cash, the assumption of a $110,000 note payable and 50,000 shares of Common Stock. The purchase agreement provides for contingent consideration not to exceed $100,000 based on gross revenues resulting from this business for two years after acquisition. Goodwill is being amortized on a straight line method over forty years. This acquisition will be accounted for using the purchase method.

         In March 1996, The Company acquired National Home Delivery, Inc. (NHD) through a stock-for-stock exchange. NHD, which is based in Schaumburg, Illinois, utilizes newspapers and related media as a vehicle to distribute advertising and samples to consumer residences. The Company issued 700,000 shares of its Common Stock in exchange for all of the outstanding shares of National Home Delivery, Inc. The acquisition will be accounted for as a pooling of interests. There were no differences in accounting practices. Results of operations of the previously separate entities is summarized below:

                                   Three months ended March 31,
                                    1996                 1995

  (in thousands)             APD         NHD        APD        NHD

  Revenue                    $2,358      $3,614     $1,911     $3,774
  Extraordinary items            $0          $0         $0         $0
  Net income                  ($276)        $22        ($7)      $276
                             ======      ======     ======     ======

Net sales for the three months ended March 31, 1996 and 1995 in the amounts of $5,863,488 and $5,597,810, respectively, reflect the elimination of intercompany transactions resulting in revenue and cost of sales in the amount of $108,714 for the three months ending March 31, 1996 and $87,287 for the quarter ending March 31, 1995.



                ALTERNATE POSTAL DELIVERY, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview and Plan of Operation

         During the first quarter of 1996, the Company began its plan of consolidation with two key acquisitions. On January 29, 1996, the Company acquired certain assets of Preferred Customer Delivery, Inc. (PCD) and added this business located in San Francisco, CA to its Implementation division. PCD was a private delivery company delivering TMC products for local newspapers, magazines and samples. The second acquisition was on March 29, 1996, with the "pooling of interest" transaction for the acquisition of National Home Delivery, Inc. (NHD). NHD's revenue stream comes from (a)Product Sampling, which parallels the Company's Distribution Marketing division and (b) its "USSPI" or ROP division, whereby NHD represents suburban newspapers nationwide for national advertising and inserts. The Company has decided not to continue Home Mall, a new segment of business developed by National Home Delivery. Alternate Postal expects sample delivery for packaged goods companies to be a significant growth area for the Company.

With the addition of NHD, the Company began operating with five areas of business as follows:

         Magazines (Recurring Deliveries)

         Newspaper Sales (Affiliate Relations and Software Systems)

         Delivery Implementation (Company-owned Affiliate)

         Distribution Marketing (Recurring Relationships), which now includes NHD's product sampling business.

         ROP (Newspaper Advertising Space)

         During the first quarter, two other events had a direct impact on the Company's magazine delivery business. The first event was the final decision on postal re-classification recommended by the PRC (Postal Rate Commission) and accepted by the USPS Board of Governors.

         This postal re-classification case had the effect of making private delivery more competitive with smaller circulation monthly publications and heavy magazines, and less competitive with certain large national weekly publications and large circulation monthlies which can take advantage of discounts offered by the Postal Service. Re-classification is planned to go into effect July 1, 1996.

         The second event was the decision of Publishers Express, Inc., a competitor of the Company, to discontinue operations. As a result the Company has established affiliation with 12 former Publishers Express newspaper providers in key markets that are complementary to Alternate Postal's current network.

         Combining Alternate Postal's total household reach with National Home Delivery, San Francisco and Publishers Express markets, the Company now reaches over 30 million households.

Results of Operations

         Net sales were up during the quarter ended March 31, 1996, as compared to the same quarter in 1995. With the addition of St. Petersburg, Florida in November 1995 and San Francisco, California in February 1996 to the Company's Implementation business, Implementation revenues increased by more than $500,000 over the same quarter in the previous year. Declines of $107,000 in Magazines and $71,000 in Newspaper Sales were offset by an increase of $119,000 in Distribution Marketing. NHD's ROP business had an increase of $603,000, while Product Sampling had a decrease of $763,000. The Distribution Marketing and Product Sampling businesses fluctuate from quarter to quarter based upon the timing of distribution jobs. The gross margin remained constant at 24.4% for both years. Net sales and gross profit each increased 4.7% over the same quarter of the previous year.

         Selling, general and administrative expenses increased $392,000 during the 1996 quarter over the previous year's quarter. This was attributable to business acquisitions in the Company's Implementation area of business. Also included in the first quarter of 1996 is $41,221 for fees for executive search firms.

         Income from operations decreased during the quarter ending March 31, 1996 as compared to the same period of the previous year due to the increase in selling, general and administrative expenses for the additional Implementation markets.

         Other income (expense) consists of interest income, interest expense, and one-time non-recurring charges. Interest income earned during the quarter ended March 31, 1996 was $48,531, which is up from $10,860 for the quarter ending March 31, 1995. This is largely due to the invested funds from the Company's initial public offering completed in September 1995. Interest expense for the quarter ending March 31, 1996 and 1995 was $41,885 and $83,238, respectively. The decrease is attributable to the elimination of the interest expense on the Convertible Notes which were paid off or converted to Common Stock at the Company's initial public offering. During the quarter ended March 31, 1996, the Company incurred acquisition costs for the NHD pooling of interest transaction of $40,221 which is not attributable to the ongoing operations of the Company. In addition, the Company incurred one-time expenses attributable to the Home Mall business investment which the Company has chosen to discontinue. For the quarter ending March 31, 1996, these costs amounted to $220,928.

Liquidity and Capital Resources

         The Company continues to have a strong cash position after the two acquisitions in the first quarter of 1996. Cash and cash equivalents totaled $2,944,820 at March 31, 1996.

         Cash used for the additions to property and equipment for the quarter ending March 31, 1996 and 1995, was $73,782 and $7,667, respectively. Cash used for payment of notes payable for the quarter ending March 31, 1996 and 1995 was $455,426 and $512,500, respectively. In addition, $165,000 was spent as part of the purchase price for Preferred Customer Delivery, Inc. in January 1996. Other changes in cash position were largely attributable to working capital fluctuations.

         The Company believes that cash flows from operations along with its current cash balance will be sufficient to fund its current growth plans as well as meet its presently anticipated capital requirements for the next twelve months.

Outlook for Remainder of 1996

         The Company intends to focus on assimilating its two acquisitions and the 12 additional former Publishers Express markets in the second quarter. Revenue is expected to increase in the second quarter compared to the first quarter reflecting the business acquired from Preferred Customer Delivery in January 1996.

         In the third quarter the Company intends to identify additional potential candidates for acquisition as part of its ongoing plan as well to realize efficiencies and synergies in the alternate delivery market.


PART II.          Other Information:

Item 6.           Exhibits and Reports on form 8-K.

Exhibit 11.1 Computation of income (loss) per share. Page 14.

During the period of this report, there were four Form 8-K filings as follows:

8-K filed February 8, 1996 for acquisition of Preferred Customer
Delivery, Inc. for Current Report event dated January 24, 1996.

8-K/A filed April 5, 1996 as amendment to provide the related Financial Statement and Pro Forma Financial Information applicable to the Current Report event dated January 24, 1996.

8-K filed April 11, 1996 for acquisition of National Home
Delivery, Inc. for Current Report event dated March 29, 1996.

8-K/A filed May 3, 1996 as amendment to provide the related Financial Statement and Pro Forma Financial Information applicable to the Current Report event dated March 29, 1996.




                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ALTERNATE POSTAL DELIVERY, INC.


Date:  May 9, 1996                         By: Phillip D. Miller
                                               Phillip D. Miller
                                               President and Chief Executive
                                                Officer

                                           By: Sandra J. Smith
                                               Sandra J. Smith
                                               Chief Financial Officer