Form 10QSB
period 1996-06-30
ALTERNATE POSTAL DELIVERY INC
filed 1996-08-12
CIK 949244

United States
               SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D. C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1996

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


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes_X_ No___

As of August 12, 1996, 4,022,894 shares of the issuer's common stock were outstanding.

                This report contains 13 pages.




                ALTERNATE POSTAL DELIVERY, INC.

                          FORM 10-QSB

                             INDEX




                                                             Page
PART I.   Financial Information:                              No.

          Consolidated Balance Sheet - June 30, 1996 . . . .3 & 4

          Consolidated Statement of Operations - three
           months ended June 30, 1996 and 1995 and the
           six months ended June 30, 1996 and 1995 . . . . . . .5

          Consolidated Statement of Cash Flows - six
           months ended June 30, 1996 and 1995 . . . . . . . . .6

          Notes to Financial Statements. . . . . . . . . . . . .7

          Management's Discussion and Analysis or Plan
           of Operation. . . . . . . . . . . . . . . . . . 8 - 10

PART II.  Other Information:

          Exhibits and Reports on Form 8-K . . . . . . . . . . 11

          Signature. . . . . . . . . . . . . . . . . . . . . . 12



PART I.  Financial Information

                ALTERNATE POSTAL DELIVERY, INC. AND SUBSIDIARIES

                            Consolidated Balance Sheet
                                   June 30, 1996
                                   (unaudited)

                                      ASSETS

Current assets:

     Cash and cash equivalents                                  $2,657,955
     Accounts receivable, net of allowance of $53,600            2,139,331
     Prepaid expenses and other assets                             177,540
                                                           ---------------
           Total current assets                                  4,974,826

Notes receivable, less current portion                              73,284

Property and equipment:
     Furniture and equipment                                       890,994
     Less accumulated depreciation and amortization                600,177
                                                               ------------
                                                                   290,817

Computer software, net of accumulated amortization                  51,312

Goodwill, net of accumulated amortization                        1,256,048

Other assets                                                        44,741
                                                               ------------
                                                                $6,691,028
                                                               ============

                            See accompanying notes.



                ALTERNATE POSTAL DELIVERY, INC. AND SUBSIDIARIES

                            Consolidated Balance Sheet
                                  June 30, 1996
                                  (unaudited)

                                  LIABILITIES

Current liabilities:
     Notes payable, bank                                           170,714
     Notes payable, others                                         106,875
     Current portion of capitalized lease obligations               37,098
     Current portion of long-term notes payable                      7,098
     Accounts payable                                            1,281,663
     Accrued liabilities                                           351,620
     Deferred revenue                                               89,826
                                                               ------------
         Total current liabilities                               2,044,894

Long-term notes payable, less current portion                      383,966
Capitalized lease obligations, less current portion                 19,343

                            SHAREHOLDERS' EQUITY

Preferred stock-no par value, authorized 2,000,000 shares,
     no shares issued and outstanding
Common stock-no par value, voting, authorized 8,000,000 shares;
     4,022,894 shares issued and outstanding                     9,677,530
Accumulated losses, as S corporation (Note 4)                   (1,291,039)
                                                               ------------
         Total Common Stock                                      8,386,491

Accumulated losses, as C corporation (Note 4)                   (4,143,666)
                                                               ------------
         Total shareholders' equity                              4,242,825
                                                               ------------
                                                                $6,691,028
                                                               ============

                            See accompanying notes.



                ALTERNATE POSTAL DELIVERY, INC. AND SUBSIDIARIES

                       Consolidated Statement of Operations

                                 Three months ended         Six months ended
                                      June 30,                  June 30,
                           ----------------------------------------------------
                                  1996        1995         1996         1995
                              -----------  -----------  -----------  ----------
                                    (unaudited)              (unaudited)

Net sales                     $5,186,246   $4,064,977   $11,049,734  $9,662,787
Cost of sales                  3,837,045    3,137,114     8,268,846   7,368,336
                              ----------- ------------ ------------ -----------
   Gross profit                1,349,201      927,863     2,780,888   2,294,451

Selling, general and
administrative expenses        1,496,240    1,077,395     2,924,172   2,112,360
                              ------------ ------------ ------------ ----------
   Income (loss) from operations(147,039)    (149,532)    (143,284)     182,091

Other income (expense)           213,356      (64,883)     (41,147)   (127,261)
                              ------------ ------------ ------------ ----------
   Income (loss) before taxes     66,317     (214,415)    (184,431)      54,830

Provision for taxes                3,120            0        6,430            0
                              ------------ ------------ ------------ ----------
   Net income (loss)              63,197     (214,415)    (190,861)      54,830
                              ============ ============ ============ ==========

 Income (loss) per share           $0.02       ($0.09)      ($0.05)       $0.02
                              ============ ============ ============ ===========
  Weighted average number of
    shares outstanding:        4,022,894    2,463,158    4,015,202    2,463,158
                              ========== ============ ============ ============


                            See accompanying notes.



                ALTERNATE POSTAL DELIVERY, INC. AND SUBSIDIARIES

                              STATEMENTS OF CASH FLOWS


                                                        Six months ended
                                                             June 30,
                                                   --------------------------
                                                        1996         1995
                                                    -----------  -----------
                                                           (unaudited)

Cash flows from operating activities                  $126,663     $403,120
                                                    ------------ ------------
Cash flows from investing activities                   (73,632)     (46,667)
                                                    ------------ ------------
Cash flows from financing activities                  (786,141)    (511,081)
                                                    ------------ ------------
Net increase (decrease) in cash and cash equivalents  (733,110)    (154,628)

Cash and cash equivalents, beginning of period       3,391,065      419,045
                                                   ------------ ------------
Cash and cash equivalents, end of period            $2,657,955     $264,417
                                                   ============ ============

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

     Fully diluted loss per share for the three months ended June 30, 1995 and the six months ended June 30, 1995 further assumes that the Convertible Notes were converted to common stock according to the terms of the Convertible Notes at the beginning of the period reported on. This adjustment also includes the elimination of the related interest expense attributable to the Convertible Notes.

     The results of these transactions and the impact on the net income (loss) and primary and fully diluted income (loss) per share are provided in Exhibit 11.1.

4. Shareholders' equity represents combined equity after the pooling of interests on March 29, 1996. Accumulated losses, as S corporation, represent the losses and capital of the company during the period of time it was a subchapter S corporation. All other losses of the combined entities are presented under Accumulated losses, as C corporation.


                ALTERNATE POSTAL DELIVERY, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview and Plan of Operation

     During the second quarter of 1996, the Company began its transition period of integrating the acquisitions of the first quarter. One of the results of the transition period was the consolidating of the previous five areas of business into four areas of business as follows:

     Address Specific Network (Formerly Magazines and Newspaper Sales) Reaches approximately 22% of covered households.

     Direct Network (Company-owned Affiliates-Formerly called Delivery Implementation) Reaches approximately 8% of covered households.

     Associate Network (Formerly called Distribution Marketing) Reaches approximately 40% of covered households.

     Suburban Network (Newspaper Advertising Space-ROP) Reaches approximately 30% of covered households.

     By combining the household coverage from these four areas of business and adding the full capabilities of the Associate Network, the Company now has a total household reach of over 50 million households.

Results of Operations

     Net sales were up during the quarter ended June 30, 1996 and for the six months ended June 30, 1996, as compared to the same periods in 1995. Revenues fluctuate from quarter to quarter based upon the timing of revenues derived from the Associate Network. In addition, there is some seasonality of revenues. In general, February, March, April, September, October, and November are better advertising months in the industry and produce better revenue results for the Company. Net sales for the three months ended June 30, 1996 increased 27.6% over the same quarter of the previous year. Net sales for the six months ended June 30, 1996 increased 14.4% over the same six month period in 1995. The source of this growth is largely derived from the Direct Network.

     The gross margin increased from 22.8% for the three months ended
June 30, 1995 to 26.0% for the three months ended June 30, 1996. The gross margin increased from 23.7% for the six months ended June 30, 1995 to 25.2% for the six months ended June 30, 1996. This increase is largely attributable to the increase in revenues derived from the Direct Network. This source of revenue generates a higher gross margin, but also adds to the selling, general and administrative expenses.

     Selling, general and administrative expenses increased $418,845 during the 1996 quarter over the previous year's quarter, and $811,812 during the six month period of 1996 over the same period in the previous year. This was attributable to business acquisitions in the Company's Direct Network area of business.

     Income (loss) from operations remained about the same during the quarter ending June 30, 1996 as compared to the same period of the previous year due to the increase in selling, general and administrative expenses offsetting the increase in revenue and gross profit for the additional Direct Network markets.

     Other income (expense) consists of interest income, interest expense, and one-time non-recurring charges. Interest income earned during the quarter ended June 30, 1996 was $40,848, which is up from $15,567 for the quarter ending June 30, 1995. Interest income for the six months ending June 30, 1996 and 1995 was $89,379 and $26,427 respectively. This increase was largely due to the invested funds from the Company's initial public offering completed in September 1995. Interest expense for the quarter ending June 30, 1996 and 1995 was $30,213 and $80,450, respectively. Interest expense for the six months ending June 30, 1996 and 1995 was $72,098 and $153,688 respectively. The decrease is attributable to the elimination of the interest expense on the Convertible Notes which were paid off or converted to Common Stock at the Company's initial public offering. During the quarter ended June 30, 1996 and the six months ending June 30, 1996, the Company incurred costs of $19,027 and $59,248, respectively, as costs for the pooling of interest transaction which were not attributable to the ongoing operations of the Company. In addition, the Company incurred one-time expenses attributable to the Home Mall business investment which the Company chose to discontinue. For the six months ended June 30, 1996, these costs amounted to $202,204. During the three months ended June 30, 1996, the Company implemented a debt reduction strategy whereby it offered to pay sixty cents on the dollar to existing noteholders and allowed them an immediate cash recovery instead of the existing payment schedule which was tied to cash flow under the terms of notes. The Company recorded a gain on the forgiveness of debt in the amount of $216,376 from the noteholders that accepted the reduced amount.

Liquidity and Capital Resources

     The Company continues to have a strong cash position after the two acquisitions and the debt reduction strategy in the first six months of 1996. Cash and cash equivalents totaled $2,657,955 at June 30, 1996.

     Cash used for the additions to property and equipment for the six months ended June 30, 1996 and 1995, was $79,632 and $17,070, respectively. Cash used for payment of notes payable for the six months ended June 30, 1996 and 1995 was $772,307 and $500,222, respectively. Other changes in cash position were largely attributable to working capital fluctuations.

     The Company believes that cash flows from operations along with its current cash balance will be sufficient to fund its current growth plans as well as meet its presently anticipated capital requirements for the next twelve months.

Outlook for Remainder of 1996

     The Company intends to focus on the synergism of the two acquisitions and to follow up on the momuntum created by the Company's Associate Network's marketing program. In addition, the Company will begin to recognize efficiencies from the combining of the previous acquisitions into the existing infrastructure.

     The Company intends to continue seeking out strategic alliances for each of the four areas of business enabling it to leverage its infrastructure and capacity. The Company will also be seeking potential candidates for acquisition as part of its ongoing consolidation plan.

     Forward-looking statement. Except for historical information contained herein, the matters set forth in this management discussion are forward-looking statements based on current expectations. Actual results may differ materially. These forward-looking statements involve a number of risks and uncertainties including, but not limited to, the effectiveness of the marketing program.

PART II.  Other Information:


Item 6.   Exhibits and Reports on form 8-K.


Exhibit 11.1 Computation of income (loss) per share.  Page 13.

During the period of this report, there were three Form 8-K filings as follows:

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

                                     ALTERNATE POSTAL DELIVERY, INC.


Date: August 12, 1996                By: Phillip D. Miller
                                     Phillip D. Miller
                                     President and Chief Executive Officer

                                     By: Sandra J. Smith
                                     Sandra J. Smith
                                     Chief Financial Officer