Form 10QSB
period 1996-09-30
ALTERNATE POSTAL DELIVERY INC
filed 1996-11-13
CIK 949244

United States
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                FORM 10-QSB


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1996

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

As of November 12, 1996, 4,022,894 shares of the issuer's common stock were outstanding.

                This report contains 13 pages.


                ALTERNATE POSTAL DELIVERY, INC.

                          FORM 10-QSB

                             INDEX


                                                                     Page
PART I.   Financial Information:                                      No.

          Consolidated Balance Sheet - September 30, 1996,
           and September 30, 1995. . . . . . . . . . . . . . . . . .  3 & 4

          Consolidated Statement of Operations - three
           months ended September 30, 1996 and 1995 and the
           Nine months ended September 30, 1996 and 1995 . . . . . . . .  5

          Consolidated Statement of Cash Flows - nine
           months ended September 30, 1996 and 1995 . . . . . . . . . . . 6

          Notes to Financial Statements . . . . . . . . . . . . . . . . . 7

          Management's Discussion and Analysis or Plan
           of Operation. . . . . . . . . . . . . . . . . . . . . . . 8 - 10

PART II.  Other Information:

          Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .11

          Signature . . . . . . . . . . . . . . . . . . . . . . . . . . .12


Part I.  Financial Information

             ALTERNATE POSTAL DELIVERY, INC. AND SUBSIDIARIES

                        Consolidated Balance Sheets

                                  ASSETS
                                               September 30,   December 31,
                                                   1996            1995
                                               (unaudited)     (unaudited)
                                               ------------    ------------
Current assets:
     Cash and equivalents                      $ 2,228,313     $ 3,391,065
     Accounts receivable, net                    1,910,987       2,446,225
     Prepaid expenses and other assets             234,959         456,263
                                               ------------    ------------
          Total current assets                   4,374,259       6,293,553

Notes receivable, less current portion              72,043          97,149

Property and equipment:
     Furniture and equipment                       886,934         821,758
     Less accumulated depreciation and
      amortization                                 626,794         537,255
                                               ------------    ------------
                                                   260,140         284,503

Computer software, net of accumulated
 amortization                                       45,739          62,458

Goodwill, net of accumulated amortization        1,238,269         814,078
0ther assets                                        38,491           5,158
                                               ------------    ------------
                                               $ 6,028,941     $ 7,556,899
                                               ============    ============


                           See accompanying notes.


             ALTERNATE POSTAL DELIVERY, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                 LIABILITIES
                                               September 30,   December 31,
                                                   1996            1995
                                               (unaudited)     (unaudited)
                                               ------------    ------------
Current liabilities:
     Notes payable, bank                       $   248,162     $   294,239
     Notes payable, others                         105,313               0
     Current portion of capitalized lease
      obligations                                   33,353          29,736
     Current portion of long-term notes
      payable                                      147,098          44,596
     Accounts payable                              973,082       1,072,872
     Accrued liabilities                           369,070         362,608
     Deferred revenue                               87,075         493,449
                                               ------------    ------------
          Total current liabilities              1,963,153       2,297,500

Long-term notes payable, less current portion      243,966       1,051,101
Capitalized lease obligations, less current
 portion                                            13,917          33,362

                              SHAREHOLDERS' EQUITY

Preferred stock-no par value, authorized
 2,000,000 shares, no shares issued and
 outstanding
Common stock-no par value, voting, authorized
 8,000,000 shares; 4,022,894 shares issued and
 outstanding                                     9,677,530       9,418,780
Accumulated losses, as S corporation (Note 4)   (1,291,039)     (1,291,039)
                                               ------------    ------------
          Total common stock                     8,386,491       8,127,741

Accumulated losses, as C corporation (Note 4)   (4,578,586)     (3,952,805)
                                               ------------    ------------
          Total shareholders' equity             3,807,905       4,174,936
                                               ------------    ------------
                                               $ 6,028,941     $ 7,556,899
                                               ============    ============


                           See accompanying notes.


             ALTERNATE POSTAL DELIVERY, INC. AND SUBSIDIARIES

                   Consolidated Statements of Operations

                          Three months ended        Nine months ended
                             September 30,             September 30,
                         ----------------------  ------------------------
                            1996        1995         1996        1995
                         ----------  ----------  -----------  -----------
                              (unaudited)              (unaudited)
Net sales                $3,880,014  $3,447,094  $14,929,748  $13,109,881
Cost of sales             2,947,121   2,718,412   11,215,967   10,086,748
                         ----------  ----------  -----------  -----------
     Gross profit           932,893     728,682    3,713,781    3,023,133

Selling, general and
 administrative expenses  1,391,655   1,002,901    4,315,827    3,115,261
                         ----------  ----------  -----------  -----------
     Income (loss) from
      operations         (  458,762) (  274,219) (   602,046) (    92,128)

Other income (expense)       23,842  (  465,232) (    17,305) (   592,493)
                         ----------  ----------  -----------  -----------
Income (loss) before
 taxes                   (  434,920) (  739,451) (   619,351) (   684,621)

Provision for taxes               0           0        6,430            0
                         ----------  ----------  -----------  -----------
Net income (loss)        ($ 434,920) ($ 739,451) ($  625,781) ($  684,621)
                         ==========  ==========  ===========  ===========

Income (loss) per share
  (Exhibit 11.1)
  Primary                ($     .12) ($     .28) ($      .16)  ($     .27)
                         ==========  ==========  ===========  ===========
  Fully diluted          ($     .12) ($     .23) ($      .18)  ($     .21)
                         ==========  ==========  ===========  ===========

Weighted average number
 of shares outstanding:
   (Exhibit 11.1)
  Primary                3,606,046   2,625,583    3,838,049    2,516,027
                         ==========  ==========  ===========  ===========
  Fully diluted          3,516,838   3,037,225    3,511,729    2,960,952
                         ==========  ==========  ===========  ===========


                           See accompanying notes.


             ALTERNATE POSTAL DELIVERY, INC. AND SUBSIDIARIES

                         Statements of Cash Flows

                                                    Nine months ended
                                                      September 30,
                                               --------------------------
                                                   1996          1995
                                               ------------  ------------
                                                      (unaudited)

Cash flows from operating activities           ($  366,208)  $   167,622
                                               ------------  ------------
Cash flows from investing activities           (    77,118)  (    87,191)
                                               ------------  ------------
Cash flows from financing activities           (   719,426)    4,119,558
                                               ------------  ------------
Net increase (decrease) in cash and
 cash equivalents                              ( 1,162,752)    4,199,989

Cash and cash equivalents, beginning
 of period                                       3,391,065       419,045
                                               ------------  ------------
Cash and cash equivalents, end of
 period                                        $ 2,228,313   $ 4,619,034
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

     Fully diluted loss per share for the three months ended September 30, 1995 and the nine months ended September 30, 1995 further assumes that the Convertible Notes were converted to common stock according to the terms of the Convertible Notes at the beginning of the period reported on. This adjustment also includes the elimination of the related interest expense attributable to the Convertible Notes.

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


             ALTERNATE POSTAL DELIVERY, INC. AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview and Plan of Operation

     In the third quarter of 1996, the Company began to feel the effects of several outside forces which caused the Company to fall below financial expectations. These outside forces included the United States Postal Service
(USPS) reclassification case, new competition in the sampling area, and the impact of the World Wide Web and new software on newspaper ROP advertising. The Company acknowledged this impact and commenced implementation of a plan to open up new opportunities for its four business divisions, listed below, which combined reach over 50 million households.

     Address Specific Network (Formerly Magazines and Newspaper Sales) Reaches approximately 22% of covered households.

     Direct Network (Company-owned Affiliates-Formerly called Delivery Implementation) Reaches approximately 8% of covered households.

     Associate Network (Formerly called Distribution Marketing-Sampling) Reaches approximately 40% of covered households.

     Suburban Network (Newspaper Advertising Space-ROP) Reaches approximately 30% of covered households.

     The recent USPS reclassifications that went into effect on July 1, 1996, have proven to have a negative impact on certain of the Company's magazine publisher volume in the Address Specific Network. The reclassification offers discounts to large volume mailers and increased rates to small volume mailers who cannot take advantage of the discounts. The increase in revenue from smaller volume magazine publishers has not offset the significant decrease in revenue experienced from the larger volume magazine publishers.

     Due to the above, the Company made a decision to place the magazine portion of the Address Specific Network on a maintenance level until the next USPS rate case, which is expected in 1998.

     Furthermore, as part of the final transition of the Company's acquisition of National Home Delivery, Inc., the sales and operations of the Address Specific Network will be combined with the Associate Network. This will provide national advertisers with address specific capabilities and also lower selling, general and administrative expenses.

     Newspaper sampling has grown in recent years primarily due to the innovation of the "pouchbag" delivery introduced through the Company's associate network. However, new competition arose in this area, most notably Valassis Communications, Inc.(NYSE: VCI). The Company formed a strategic alliance with News America FSI, a division of News Corp. (NYSE ADRS: NWS) in response to the growth in competition.

     During the third quarter of 1996, the Company performed "test" sample deliveries but no large sample programs. The Company expects the financial impact of the News America FSI alliance to begin in the second quarter of 1997.

     The Company is in dialogue with other national companies to leverage the suburban (ROP) and software areas of its business.


Results of Operations

     Net sales were up during the quarter ended September 30, 1996 and for the nine months ended September 30, 1996, as compared to the same periods in 1995. Revenues fluctuate from quarter to quarter based upon the timing of revenues derived from the Associate Network. In addition, there is some seasonality of revenues. In general, February, March, April, September, October, and November are better advertising months in the industry and produce better revenue results for the Company. Net sales for the three months ended September 30, 1996 increased 12.6% over the same quarter of the previous year. Net sales for the nine months ended September 30, 1996 increased 13.9% over the same nine month period in 1995. The source of this growth is largely derived from the Direct Network.

     The gross margin increased from 21.1% for the three months ended September 30, 1995 to 24.0% for the three months ended September 30, 1996. The gross margin increased from 23.1% for the nine months ended September 30, 1995 to 24.9% for the nine months ended September 30, 1996. This increase is largely attributable to the increase in revenues derived from the Direct Network. This source of revenue generates a higher gross margin, but also adds to the selling, general and administrative expenses.

     Selling, general and administrative expenses increased $388,754 during the 1996 quarter over the previous year's quarter, and $1,200,566 during the nine month period of 1996 over the same period in the previous year. This was attributable to business acquisitions in the Company's Direct Network area of business.

     The loss from operations increased $184,543 during the quarter ending September 30, 1996 as compared to the same period of the previous year due largely to the increase in selling, general and administrative expenses offsetting the increase in revenue and gross profit for the additional Direct Network markets.

     Other income (expense) consists of interest income, interest expense, and one-time non-recurring charges. Interest income earned during the quarter ended September 30, 1996 was $36,710, which is up from $11,591 for the quarter ending September 30, 1995. Interest income for the nine months ending September 30, 1996 and 1995 was $126,089 and $38,018 respectively. This increase was largely due to the invested funds from the Company's initial public offering completed in September 1995. Interest expense for the quarter ending September 30, 1996 and 1995 was $20,098 and $71,460, respectively. Interest expense for the nine months ending September 30, 1996 and 1995 was $92,196 and $225,148 respectively. The decrease is attributable to the elimination of the interest expense on the Convertible Notes which were paid off or converted to Common Stock at the Company's initial public offering and the pay down on long-term notes. During the nine months ending September 30, 1996, the Company incurred costs of $59,248, as costs for the pooling of interest transaction which were not attributable to the ongoing operations of the Company. In addition, the Company incurred one-time expenses attributable to the Home Mall business investment which the Company chose to discontinue. For the nine months ended September 30, 1996, these costs amounted to $194,974. During the three months ended June 30, 1996, the Company implemented a debt reduction strategy whereby it offered to pay sixty cents on the dollar to existing noteholders and allowed them an immediate cash recovery instead of the existing payment schedule which was tied to cash flow under the terms of the notes. The Company recorded a gain on the forgiveness of debt in the amount of $216,376 reflected in the nine months ending September 30, 1996 from the noteholders that accepted the reduced amount. For the three months and the nine months ended September 30, 1995, the Company recorded a conversion charge and a deferred financing fee write-off for the conversion the notes payable at the Company's initial public offering in September 1995. These amounts were $375,000 and $30,363, respectively.

Liquidity and Capital Resources

     The Company continues to have a strong cash position after the two acquisitions and the debt reduction strategy in the first nine months of 1996. Cash and cash equivalents totaled $2,228,313 at September 30, 1996 and $3,391,065 at December 31, 1995.

     Cash used for the additions to property and equipment for the nine months ended September 30, 1996 and 1995, was $84,359 and $31,582, respectively.
Cash used for net reduction of notes payable for the nine months ended September 30, 1996 and 1995 was $429,023 and $391,972, respectively. In addition, the Company received net proceeds from its initial public offering in September 1995 of $4,529,062. Other changes in cash position were largely attributable to working capital fluctuations.

     The Company believes that cash flows from operations along with its current cash balance will be sufficient to fund its current growth plans as well as meet its presently anticipated capital requirements for the next twelve months.

Outlook for Remainder of 1996

     The Company intends to focus on the synergism of the two acquisitions made in the first quarter of 1996 and to follow up on the momentum created by the Company's Associate Network's marketing program and alliance with News America FSI. In addition, the Company will begin to recognize efficiencies from the combining of the previous acquisitions into the existing infrastructure and lower the selling, general and administrative expenses from the post acquisition second quarter.

     The Company is seeking out strategic alliances for its other areas of business enabling it to leverage its infrastructure and capacity. The Company will also be seeking potential candidates for acquisition.

Forward-looking Statement

     Except for historical information contained herein, the matters set forth in this management discussion are forward-looking statements based on current expectations. Actual results may differ materially. These forward-looking statements involve a number of risks and uncertainties including, but not limited to, the effectiveness of the marketing program and the Company's success in capitalizing on its strategic alliances.


PART II.    Other Information:

Item 6.     Exhibits and Reports on form 8-K.

Exhibit 11.1 Computation of income (loss) per share.  Page 13.

During the period of this report, there were no required filings on Form 8-K.

                                   SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ALTERNATE POSTAL DELIVERY, INC.


Date: November 12, 1996             By: Phillip D. Miller
                                        Phillip D. Miller
                                        President and Chief Executive Officer

                                    By: Sandra J. Smith
                                        Sandra J. Smith
                                        Chief Financial Officer