Form 10KSB
period 1996-12-31
ALTERNATE POSTAL DELIVERY INC
filed 1997-03-31
CIK 949244

United States
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                    Form 10-KSB


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended:  December 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ___________ to ___________

                    Commission file number:  0-26624
                     Alternate Postal Delivery, Inc.
______________________________________________________________________________
               (Name of small business issuer in its charter)

           Michigan                             38-2841197
______________________________________________________________________________
(State or other jurisdiction of           (I.R.S. Employer incorporation or
     organization)                             Identification No.)

     One Ionia S.W., Suite 300, Grand Rapids, Michigan           49503
______________________________________________________________________________
    (Address of principal executive offices)                   (Zip Code)

    Issuer's telephone number  (616) 235-0698

Securities registered under Section 12(g) of the Exchange Act: Common Stock, no par value.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:  $19,937,151

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $4,996,674, based on 1,480,496 shares held by nonaffiliates as of March 10, 1997, and the average of the closing bid and asked prices for said shares in the Nasdaq Small-Cap Market as of such date.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,022,894 shares of Common Stock, as of March 15, 1997.


                     DOCUMENTS INCORPORATED BY REFERENCE

The Company's definitive proxy materials to be filed on or about April 21, 1997 are incorporated by reference in Part III of this Form 10-KSB. In addition certain exhibits identified in Part III, Item 12 are incorporated by reference to said exhibits as filed with (i) Form SB-2 Registration Statement (Commission File No. 33-95332C), (ii) Report on Form 10-KSB for the fiscal year ended December 31, 1995, and (iii) Reports on Form 8-K (dated April 11,
1996) and Form 8-K/A (dated April 4, 1996).

                              TABLE OF CONTENTS

                                                                          Page

PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4

Item 1.  Description of Business . . . . . . . . . . . . . . . . . . . . .  4

Item 2.  Description of Property . . . . . . . . . . . . . . . . . . . . .  8

Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . .  8

Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . .  9

PART II  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9

Item 5.  Market for the Common Equity and Related Stockholder Matters
         Dividend Policy . . . . . . . . . . . . . . . . . . . . . . . . .  9

Item 6.  Management's Discussion and Analysis  . . . . . . . . . . . . . .  9

Item 7.  Financial Statements  . . . . . . . . . . . . . . . . . . . . . . 14

Item 8.  Changes in and Disagreement with Accountants on Accounting and
         Financial Disclosure  . . . . . . . . . . . . . . . . . . . . . . 33

PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 33

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act . . . . . . . . 33

Item 10. Executive Compensation. . . . . . . . . . . . . . . . . . . . . . 33

Item 11. Security Ownership of Certain Beneficial Owners and Management. . 33

Item 12. Certain Relationships and Related Transactions  . . . . . . . . . 33

Item 13. Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . 33
         Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . . . 33

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 34

Exhibit Index. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 35

                                   PART I

Item 1.  DESCRIPTION OF BUSINESS

OVERVIEW

     Alternate Postal Delivery, Inc.(the "Company") is a consolidator in the print segment of the Direct Marketing Services industry. The Alternate Postal network provides an alternate means of delivering targeted sales and marketing materials to the home that can be more flexible and less expensive than delivery by the United States Postal Service (USPS). During 1996, management took several steps to strategically reposition the Company, aiming to reduce its vulnerability to private delivery industry changes, principally changes related to USPS mail classification and rate making, and to position the Company as a participant in the much larger direct marketing services industry. Acquisitions have provided critical mass, expanding the Company's reach to 50 million households. Through alliances, the Company has significantly enhanced its product sample business revenue capability and has leveraged its database software. The Company's shift in focus has been driven by a number of external factors, including postal reclassification, which negatively affected the magazine delivery business by providing postal discounts to large circulation magazines; the impact of electronic media on placing national newspaper advertising; and increased competition in the newspaper sampling business. Management expects that alliances will continue to enhance the Company's reputation in the marketplace and will create growing visibility for the Company as a viable provider for targeted delivery of direct marketing materials.

     The Company began in 1989 as the nation's first private delivery network for material classified as second, third and special fourth class mail by the USPS. From 1990 through 1993, the Company focused on building a network of private delivery affiliates ( the "Affiliates") to deliver products, primarily magazines and catalogs. In 1994, the Company focused on increasing its delivery of advertising and promotional materials, including product samples. In 1995, the Company completed its initial registered public offering of securities and expanded its operations, including implementation of its Company-owned delivery service in the St. Petersburg, Florida market. During 1996, the Company added to its Affiliate network by signing agreements with 12 daily newspapers who were formerly licensees of Publishers Express, a competitor of the Company who left the industry. In January 1996, the Company acquired the assets of a private delivery company in Northern California, adding more depth to its Company-owned delivery services. In March 1996, the company acquired the business of National Home Delivery, Inc. through a pooling of interests transaction. This acquisition gave the Company a greater territory coverage for delivery services, as well as another area of business, run of press (ROP) advertising in suburban newspapers.

Developing the Distribution Network

     Alternate Postal Delivery has built a unique national private distribution system for delivery of address-specific advertising materials, catalogs, magazines, telephone directories and promotional samples that reaches 50 million households in the U.S. The Company is the largest competitor to the USPS delivering addressed advertising mail, and the only nationally-based private delivery alternative for second, third and special fourth class mail.

     The Company built its national distribution system through a network of Affiliates, mainly subsidiaries or divisions of newspaper companies with existing local distribution capability. In addition to print ads published in the paper (ROP ads), newspapers sometimes include advertising in the form of free standing inserts (coupons and other marketing materials) delivered inside the paper. Although these ads compete with direct mail advertising, their reach is limited to newspaper subscribers or those people who purchase newspapers from retail outlets. To gain broader distribution, newspapers may set up a separate (often weekly) newspaper to be delivered to non-subscribers as a vehicle for expanding delivery of saturation materials (free-standing inserts, coupons and marketing flyers) to a much broader audience. The Company built its affiliate network with the support of three major newspaper groups (initial bondholders of the Company and now shareholders): E.W. Scripps, Capital Cities/ABC and the Tribune Publishing Co., each of which has subsidiaries that are part of the Company's affiliate network.

     This private delivery distribution network offers delivery flexibility -- without USPS restrictions regarding size and packaging, and with the advantage of timing deliveries for maximum impact -- enabling retailers, manufacturers, publishers and other advertisers to distribute targeted messages in creative ways, at a lower cost than using the USPS.

Targeting the Consumer Message/Database Marketing

     The Company has developed its own proprietary database marketing software -- Pro*Filer -- that can target, profile and analyze geo-demographic and psychographic data. Utilizing data from R.L. Polk or Metromail -- considered to contain the most accurate and robust consumer information available in the U.S. -- Pro*Filer software performs fast segmentation analysis, identifies the appropriate recipients for specific products; generates "look-alikes" from a customer list; and targets individuals, households, block groups, carrier routes and zip codes by using multiple data formats. This enables advertisers to increase the efficiency of their sales and marketing dollars by identifying the most likely prospects for their products.

     The Company has a licensing agreement with Claritas, Inc. for its PRIZM information system. This provides geo-demographic consumer profiles which identify zip codes containing households with a propensity to buy a particular product or service. Using a custom-built software program, the Company is able to match these PRIZM-generated targeted consumers to the newspaper delivery database covering the same targeted zip codes. Mapping capabilities are also an important feature of the PRIZM software.

INDUSTRY OVERVIEW AND REGULATORY ENVIRONMENT

     The direct marketing services industry is extremely fragmented and encompasses an estimated 11,000 U.S. companies. Consolidation is beginning to occur as providers attempt to leverage their business by cross-selling services, and by coordinating different elements of marketing and media programs to offer a turnkey solution. Direct marketing requires a variety of functions and steps as described below.

     * Identification of the Audience
     * Design and Packaging the Product
     * Delivery of the Product
     * Evaluation of Effectiveness

     Identification of the Audience. Database services are integral to a successful direct marketing campaign. Comprehensive consumer databases (which store and analyze information on more than 90% of U.S. households) are used to increase the effectiveness of direct marketing campaigns by generating and enhancing prospect lists, thereby identifying the most appropriate audience for a product. Sophisticated data warehousing and decision support software facilitate the development of new services and niche-based expertise.

     Design and Packaging the Product. Direct mail (the most traditional media) is the second largest category of direct marketing expenditures (after telemarketing), and includes promotional brochures, catalogs, coupons, shared mail and product samples.

     Delivery of the Product. Significant participants in direct marketing such as ADVO and Cox Direct, use the USPS exclusively to deliver shared mail and other advertising materials. Alternate delivery methods, including the Company's national distribution network of newspaper affiliates may offer delivery of address-specific mail which can be more flexible and less expensive than USPS delivery, particularly for heavier packages and samples.

     Evaluation of Effectiveness. As direct marketing programs become more targeted, verifying their effectiveness and defining their impact on consumer purchasing is an important part of the campaign.

     In building its business, the Company has become involved in several phases of the direct marketing pathway: identifying the audience (using database software), packaging the message (samples delivered in pouched polybags, advertising fliers and other advertising and marketing materials), and delivering the message (arranging for and executing the delivery through its national distribution network).

DESCRIPTION OF OPERATIONS

     During the year, management structured the business into four operating areas:

Associate Network (Network for distribution of samples and marketing materials). This area of business, headquartered in New York, represented approximately 15% of the Company's total revenues in 1996. On October 1, 1996, the Company formed a strategic alliance with News America FSI to cost-effectively distribute product samples nationwide. News America FSI is the largest publisher of free-standing inserts in the United States and Canada. With this alliance, management sees this area of business as its fastest-growing sector over the next two years.

Suburban Network (Network for ROP display ads and inserts in newspapers).
This business, headquartered in Schaumburg, Illinois, has been brokering ads since 1972 for more than 1,000 suburban newspapers across the country, with a reach of approximately 15 million households. The Company acquired this business in a pooling of interests transaction in 1996. For 1996, this area of business represented approximately 45% of the total revenues. Management expects this area of business to benefit from electronic ad delivery for added ease of use and potential growth.

Direct Network (Network of Company-owned private delivery operations in California and Florida.) This area of business serves the same function as the Affiliates. In addition to monthly deliveries of specific address materials and other products in Florida and California, this Company-owned delivery network contracts for special projects or one-time annual deliveries such as phone books in various locations in the United States. This area of business was responsible for approximately 15% of the total revenues for 1996.

Address-Specific Network (Network for delivery of magazines and catalogs; and sales of targeting software). Magazine deliveries have provided the Company with revenues on a regular basis due to the recurring nature of the deliveries. Following the 1996 postal reclassification case, which offered USPS discounts to certain large circulation publishers, management reduced its reliance on magazine sales. This area of business also includes sales of the Company's targeting software, "Pro*filer", to newspapers and others seeking marketing solutions. As part of the Pro*filer sales, the Company also sells data to purchasers of the software. During 1996, this area of business contributed approximately 25% of the total revenues.

PRINCIPAL CUSTOMERS

     During the year ended December 31, 1996, the Company had no single customer which accounted for 10% or more of the Company's revenues for that period. During the year ended December 31, 1995, the Company had business with one advertising agency which accounted for 10.6% of the Company's revenues for that period.

     As a result of the acquisitions completed in 1996 and the Company's change in focus to marketing capabilities, magazine publishers are no longer the Company's primary customers. The expansion of the Company's associate network and the increase in generation of revenue through advertising agency contacts have also served to decrease the Company's reliance on any particular customer as a single source of revenue.

STRATEGIC ALLIANCES AND ACQUISITIONS

     On January 29, 1996, the Company acquired substantially all of the assets, including customer contracts, of Preferred Customer Delivery, Inc., a privately-held alternate delivery company based in San Francisco, California. The Company believes that this acquisition represents a significant expansion of its business in the Direct Network area.

     On March 29, 1996, the Company acquired National Home Delivery, Inc. (USSPI) through a pooling of interests transaction. Management feels that this acquisition has helped to expand the Company's ability to grow in the area of product sampling by expanding the infrastructure necessary to deliver the products.

     On October 1, 1996, the Company formed a strategic alliance with News America FSI, the largest publisher of free-standing inserts in the United States and Canada. The alliance was established to create a method to cost-effectively distribute product samples nationwide. Nearly 75% of manufacturers use sampling, and there has been a 19% increase in the sampling of both new and established products during the past year, according to the 18th Annual Survey of Promotional Practices. Management expects that this alliance will help it capture a larger share of this industry.

     In December 1996, the Company entered into an agreement with American Newspaper Network ("ANN"), based in Seattle, Washington, which will enable advertising agencies to purchase display space with the Company's Suburban Network newspaper clientele on-line and to electronically transmit copy and graphics for these advertisements to newspapers. Implementation of the capabilities should go into effect in the second quarter of 1997.

COMPETITION

     The Company's primary competitor for delivery of address specific materials is the USPS, which competition could increase if the USPS makes further changes in mail classification and rates, or makes other operational changes which decrease or stabilize the cost of USPS delivery, or which improve USPS service as perceived by consumers and commercial mailers. The Company's primary competitors for non-address specific advertising material, primarily samples, include Valassis, Sunflower Sampling, and a number of owner-operated businesses. The Company's primary competitor in the area of ROP advertising is Landon & Associates, Inc. Barriers to entry in the local private delivery market are not significant. Accordingly, if the private express statutes are amended to permit the private delivery of additional classes of mail, additional competitors may be attracted to the industry, some of which may have greater resources than the Company.

EMPLOYEES

     As of December 31,1996, the Company had 55 full-time employees, of whom 13 were in sales and sales support, 28 were in operations, 6 were in computer systems, and 8 were in general and administrative positions. In addition, as of December 31, 1996, the Company had approximately 60 part-time employees in operations, which number varies from month to month. As discussed above, the Company anticipates reducing the number of operational and administrative employees in 1997 due to the implementation of the ANN agreement. (See "STRATEGIC ALLIANCES AND ACQUISITIONS")

SERVICE MARKS, TRADEMARKS, AND PATENTS

     The Company currently has one service mark registered with the United States Patent and Trademark Office, its name "Alternate Postal Delivery, Inc." as it appears within the Company's logo.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company currently leases its principal executive offices in Grand Rapids, Michigan at a monthly base rent of approximately $2,440 and sales office space in New York City, New York at a monthly base rent of $2,810. In addition, one of the Company's wholly-owned subsidiaries Alternate Postal Direct, Inc., rents warehouse space in Grand Rapids, Michigan at a monthly rent of $560; warehouse and office space in St.Petersburg, Florida pursuant to two leases at an aggregate monthly rent of $3,810; and office and warehouse space in San Francisco, California pursuant to two leases at an aggregate monthly rent of $4,420. Another wholly-owned subsidiary, National Home Delivery, Inc. (d/b/a USSPI) rents sales office space in Schaumburg, Illinois, and Detroit, Michigan at an aggregate monthly rent of $4,647. The Company does not deem any of these leases to be material, since all of these facilities could be replaced with substantially equivalent facilities at similar cost without great difficulty.

     The Company has no lease or reimbursement obligations with respect to the at-home offices utilized by some of its off-site employees.

ITEM 3.  LEGAL PROCEEDINGS

     None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The following table sets forth the quarterly high and low bid prices in the market for the Company's Common Stock (which is its only class of security outstanding), as reported in the Nasdaq Small-Cap Market, since beginning of trading on September 21, 1995. The Company's Common Stock is traded under the symbol "ALTD." Such quotations represent interdealer prices, without retail markup, markdown or commission, and do not necessarily represent actual transactions.

                                                           Closing Bid Price
                                                             Low        High
               Year ended December 31, 1996:
               First quarter . . . . . . . . . . . . . . .  5 1/4       6
               Second quarter  . . . . . . . . . . . . . .  4           5 1/8
               Third quarter   . . . . . . . . . . . . . .  3 1/4       4
               Fourth quarter  . . . . . . . . . . . . . .  2 3/4       3 1/2

               Year ended December 31, 1995
               Third quarter (Sept. 21 - Sept. 30) . . . .  5 1/2       6
               Fourth quarter  . . . . . . . . . . . . . .  5 1/4       6

     As of March 10, 1997, the Company's Common Stock was held of record by 31 holders. Registered ownership includes nominees who may hold securities on behalf of multiple beneficial owners. The Company estimates that the number of beneficial owners as of March 10, 1997 is approximately 300.

DIVIDEND POLICY

     The Company has never paid cash dividends on its Common Stock. The Company currently intends to retain any earnings for use in its operations and does not anticipate paying cash dividends in the foreseeable future. Future dividend policy will be determined by the Company's Board of Directors based upon the Company's earnings, if any, its capital needs and other relevant factors.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

FORWARD-LOOKING STATEMENT

     Except for historical information contained herein, the matters set forth in this management discussion are forward-looking comments based on current expectations. These forward-looking comments involve a number of risks and uncertainties including, but not limited to competition; timing of receipt and fulfillment of customer orders; the results of marketing efforts; the expense and time required to complete research, and marketing efforts; and the integration of acquired businesses.

THE YEAR IN REVIEW

     During the first half of 1996, the Company focused on integration of the sales and operations of the two businesses acquired in the first quarter. In connection with this integration, the Company analyzed selling, general and administrative expenses of the combined entities and made appropriate cutbacks where duplications or unnecessary expenses existed, resulting in improvement in operating efficiencies. In addition, in April 1996 twelve new Affiliates started their address specific deliveries following the discontinuation of Publishers Express. The addition of these Affiliates generated an increase in the address specific area of the Company's business; however, reductions in revenue occurred in the third quarter due to cutbacks in territory by some of the Affiliates and reductions in delivery orders from magazine publishers as a result of the USPS rate reductions.

     In the second half of 1996, the Company entered into its strategic alliance with News America FSI for product sampling. The Company anticipates growth in revenues as a result of the alliance.

     With 1996 revenues of approximately $20 million, the Company believes that it has achieved the critical mass necessary to be viewed as a credible participant in the marketing services industry, and that it is positioned to attract the attention of larger marketing companies looking for partnership opportunities.

RESULTS OF OPERATIONS

     The annual results of operations for the years ended December 31, 1996 and 1995 are as follows:

                                               1996          1995
                                              ------        ------
     Net sales . . . . . . . . . . . . . . $19,937,151   $18,149,028
     Cost of sales . . . . . . . . . . . .  14,972,771    14,007,660
                                           -----------   -----------
     Gross profit. . . . . . . . . . . . .   4,964,380     4,141,368
                                           -----------   -----------
     Selling, general and
      administrative expenses. . . . . . .   5,578,338     4,282,865
     Other operating expenses. . . . . . .     252,773       145,424
                                           -----------   -----------
     Operating loss. . . . . . . . . . . .(    866,731) (    286,921)
                                           -----------   -----------
     Extraordinary gain from early
      extinguishment of debt . . . . . . .     232,909
                                           -----------   -----------
     Net loss. . . . . . . . . . . . . . .($   603,543) ($   879,983)
                                           ===========   ===========
     Loss per share:
        Primary . .. . . . . . . . . . . .(      $0.16) (      $0.31)
                                           ===========   ===========
        Fully diluted. . . . . . . . . . .(      $0.18)        *
                                           ===========   ===========

        *Per share amount is anti-dilutive and therefore not presented.

     Weighted average number of shares
      outstanding:
        Primary  . . . . . . . . . . . . .   3,850,890     2,830,854
        Fully diluted  . . . . . . . . . .   3,343,825     3,157,824

     The annual results for 1995 have been restated as a result of a pooling-of-interest transaction consummated on March 29, 1996. The results for 1996 reflect the combined entities.

     The amount and percentage of sales generated during the years ended December 31, 1996 and 1995 in each of the four areas of business identified by the Company are as follows:

                                               1996             1995
                                             --------         ---------
     Associate Network . . . . . . . . . .$2,629,708-13%   $2,769,819-15%
     Suburban Network. . . . . . . . . . .$9,074,940-46%   $8,993,949-50%
     Direct Network. . . . . . . . . . . .$2,960,088-15%   $  460,958- 2%
     Address-Specific Network. . . . . . .$5,272,415-26%   $5,924,302-33%

     Associate Sales. Associate Network sales remained relatively unchanged from 1995 to 1996; however, fluctuations occurred, and will continue to occur from quarter to quarter since the timing of deliveries affects the timing of revenue recognition. The News America FSI alliance is not expected to affect revenues until the middle of 1997 due to the lead time involved in product sampling deliveries, and the time involved in promotional event development for product samples.

     Suburban Sales. Suburban Network sales also remained relatively constant when compared to the previous year.

     Direct Sales. Direct Network sales showed a substantial increase over the previous year due to the acquisition in California in January 1996 and a full year of revenue from the Florida operation.

     Address-Specific Sales. Address-specific Network sales decreased during 1996 due to the cutbacks made in address specific deliveries as a result of the USPS reclassification case which affected the results of the third quarter of 1996.

     The following table sets forth selected consolidated earnings data of the Company expressed as a percentage of sales for the years ended December 31, 1996 and 1995:

                                               1996          1995
                                             --------      --------
     Net sales . . . . . . . . . . . . . .    100.0%        100.0%
     Gross profit. . . . . . . . . . . . .     24.9          22.8
     Selling, general and
      Administrative expenses. . . . . . .     28.0          23.6
     Operating loss. . . . . . . . . . . .   (  4.3)       (  1.6)
     Net loss. . . . . . . . . . . . . . .   (  3.0)       (  4.8)
                                             ========      ========

     The annual results for 1995 have been restated as a result of a pooling-of-interest transaction consummated on March 29, 1996. The results for 1996 reflect the combined entities.

     Net Sales. The Company's 1996 acquisitions resulted in a change in the mix of revenues from 1995 to 1996. While the address specific delivery of magazines was a constant recurring form of revenue, the gross profit earned was relatively low compared to other forms of revenue. The Company anticipates that the change in mix of revenues may result in greater quarterly fluctuations in revenues.

     Gross Profit. The gross profit percentage increased during the year ended December 31, 1996 as compared to 1995 as a result of the change in the revenue mix. The Direct Network achieves a higher gross profit margin than the other sources of revenue. With this area of business making up a larger percentage of the total revenue, the Company attained a higher gross profit margin.

     Selling, general and administrative expenses. The increase in revenues in the Direct Network also resulted in an increase in selling, general and administrative expenses due to the acquisition of Preferred Customer Delivery, Inc. on January 29, 1996. However, the Company implemented operating efficiencies during the second half of 1996 which decreased these expenses from what they were in the second quarter of 1996.

     Other operating expenses. The Company incurred certain expenses during 1996 and 1995 in the Suburban Network of $193,525 and $95,424, respectively, for start-up costs of a project called "Home Mall". Subsequent to the pooling-of-interest transaction, the Company chose not to pursue this line of business. In 1996, the Company also incurred acquisition expenses of $59,248 in connection with the pooling-of-interest transaction. In 1995, the Company incurred an expense of $50,000 for write-off of an escrow deposit for a purchase transaction which was not consummated.

     Operating loss. Integration of the businesses acquired in 1996 and establishment of the infrastructure for future revenue growth, resulted in an operating loss in 1996 which was greater than the loss incurred in 1995.

     Extraordinary gain. The Company recorded an extraordinary gain on the early retirement of debt in the amount of $232,909 in 1996.

     Net loss. The net loss for 1996 was positively affected by the decrease in interest expense and the increase in interest income which resulted from the application and investment of proceeds of the Company's initial public offering completed on September 21, 1995, as well as the elimination of interest expense on the convertible notes which were converted to Common Stock concurrently with the offering. Interest income and interest expense for the year ended December 31, 1996 was $153,397 and $103,336 respectively. Interest income and interest expense in 1995 was $95,678 and $266,192, respectively.
In addition, 1995 included a one-time charge to earnings of $375,000 as a result of the conversion of certain convertible notes to common stock.

     The results of the fourth quarter of 1996 as compared to the same period in 1995 is summarized as follows:

                                           Quarter ending December 31,
                                               1996          1995
                                              ------        ------
     Net sales . . . . . . . . . . . . . . $ 5,007,403   $ 5,039,147
     Cost of sales . . . . . . . . . . . .   3,756,804     3,920,912
                                           -----------   -----------
     Gross profit. . . . . . . . . . . . .   1,250,599     1,118,235
     Selling, general and
      Administrative expenses. . . . . . .   1,262,511     1,167,604
     Other expenses. . . . . . . . . . . .(      1,449)      145,424
                                           -----------   -----------
     Operating loss. . . . . . . . . . . .(     10,463) (    194,793)
                                           -----------   -----------
     Net profit (loss) . . . . . . . . . . $    22,238  ($   195,362)
                                           ===========   ===========

     The decrease in revenue for the fourth quarter of 1996 as compared to the fourth quarter of 1995 is principally attributable to the decrease in revenues from the delivery of magazines in the affiliate network area of the business. This area of business is down $336,038 or 27% in the fourth quarter of 1996 as compared to the same quarter in 1995. The associate network recognized an increase in revenue of $226,429 or 70%; however, this area of business is particularly susceptible to quarterly fluctuations based on the timing of revenues. The suburban network had a decrease in revenues of $493,782 or 16% over the previous year. The direct network had an increase in revenues of $571,647 or 184% over the previous year due to the acquisition of the San Francisco, CA delivery operation which the Company made in January 1996.

     Operating results were positively affected during the fourth quarter of 1996 as compared to the fourth quarter of 1995 due to the achievement of higher gross profit percentage on revenues.

     Net profit (loss) for the fourth quarter of 1996 as compared to the fourth quarter of 1995 was positively affected by the change in other income and expenses items. During the fourth quarter of 1995 the Company incurred a nonrecurring expense of $95,424. In addition, the fourth quarter of 1995 incurred a one-time charge for a forfeited escrow deposit. Interest income and interest expense for the fourth quarter of 1996 was $27,308 and $11,140 respectively. Interest income and interest expense for the fourth quarter of 1995 was $57,660 and $41,044, respectively.

INFLATION

     The Company believes that inflation has not had a material impact on its operations or liquidity to date.

SEASONALITY AND OTHER BUSINESS FLUCTUATIONS

     Although the Company experiences some seasonality in operations corresponding with holiday advertising, such variations are not material to overall results of operations.

     The events from the national economy that impact the Company include employment levels, postal regulations, and newsprint and coated paper price increases.

     An increase in employment levels affect, to some degree, the available pool of contract carriers that make the deliveries for the Company's network of Affiliates. This usually increases an Affiliate's cost of recruitment, including the Company-owned Affiliates in the Alternate Postal Direct, Inc. subsidiary, and may contribute subtle pressure on negotiated delivery costs.

RISKS AND UNCERTAINTIES

     The Company believes that the impact of the Year 2000, will not have a major impact on any future results. The Company is currently looking at purchasing new systems in some areas and is building a new database system of its own which will be prepared to handle the Year 2000.

LIQUIDITY AND CAPITAL RESOURCES

     During 1996, the Company was able to fund its operations with available funds from the Company's initial public offering completed in September 1995. In December 1996, the Company established a bank line of credit for $500,000 to assist in future cash flow needs. The Company plans to spend $150,000 to $250,000 to upgrade and combine the existing databases. Cash and equivalents decreased by $1,533,110 to $1,857,955 at December 31, 1996.

SUMMARY OF CASH FLOWS

     Cash flows from operating activities. Cash used in operating activities was $771,074 in 1996 compared to $958,864 in 1995.

     Cash flows from investing activities. During 1996 the Company made expenditures for property and equipment of $32,085 as compared to $86,972 in 1995. Most of the purchases in 1996 were for computer equipment and upgrades. In addition, in 1996 the Company made cash payments of $197,621 for costs of the acquisition of Preferred Customer Delivery, Inc.

     Cash flows from financing activities. During 1996, the Company began a debt reduction strategy whereby it offered to pay long-term noteholders of National Home Delivery, Inc. 60% of the principal balance due upon an early retirement of the debt. The Company paid down this debt by $488,257 and recognized a gain on early retirement of debt of $232,909.

     The Company believes that cash flows from operations, along with the balance of the proceeds of the public offering will be adequate to fund its current growth plans and meet its presently anticipated capital expenditure requirements for the next twelve months.

OUTLOOK FOR THE FUTURE

     In 1997 the Company intends to focus on the following:

     * Continuing to control selling, general & administrative expenses,
     * Building the "best of the breed" one-order, one-bill database, for all product deliveries, by combining the Company's current databases into one,
     * Seeking and evaluating alliances and acquisitions that leverage the Company's current infrastructure,
     * Maximization of the alliance with News America FSI, and
     * Implementation of the Agreement with American Newspaper Network(ANN)

     The Company believes that the above focused objectives will enhance shareholder, employee, and client values for 1997 and beyond.

ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS

                                                            Page
      Report of Independent Accountants                     15
      Consolidated Balance Sheets                           16-17
      Consolidated Statements of Operations                 18
      Consolidated Statements of Changes in
          Shareholder's Equity (Deficit)                    19
      Consolidated Statements of Cash Flows                 20-21
      Notes to Consolidated Financial Statements            22-32


                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders of
Alternate Postal Delivery, Inc.
and Subsidiaries

We have audited the accompanying consolidated balance sheets of Alternate Postal Delivery, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alternate Postal Delivery, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

COOPERS & LYBRAND L.L.P.

Grand Rapids, Michigan
March 21, 1997


                 ALTERNATE POSTAL DELIVERY, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           December 31, 1996 and 1995

                                   ASSETS

                                                   1996            1995
                                                                (Restated)
                                               ------------    ------------
Current assets:
  Cash and cash equivalents                    $ 1,857,955     $ 3,391,065
  Accounts receivable, trade, less
   allowance of $100,000 and $47,000 in
   1996 and 1995 respectively                    2,511,361       2,446,225
  Notes receivable, current portion                 37,375          21,315
  Prepaid expenses and other assets                255,863         456,263
                                               ------------    ------------
          Total current assets                   4,662,554       6,314,868

Notes receivable, less current portion              34,595          75,834

Property and equipment:
  Computer equipment                               508,813         457,737
  Furniture and fixtures                           383,020         364,021
                                               ------------    ------------
                                                   891,833         821,758
  Accumulated depreciation and
   amortization                                   (658,877)       (537,255)
                                               ------------    ------------
                                                   232,956         284,503

Computer software, net                              43,151          62,458

Intangible assets, net                           1,220,490         814,078

Other assets                                        32,241           5,158
                                               ------------    ------------
                                               $ 6,225,987     $ 7,556,899
                                               ============    ============


                                   Continued


                 ALTERNATE POSTAL DELIVERY, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS, CONTINUED

                           December 31, 1996 and 1995

                                   LIABILITIES

                                                   1996            1995
                                                                 (Restated)
                                               ------------    ------------
Current liabilities:
     Notes payable, bank                       $   300,000     $   294,239
     Accounts payable                              760,389         915,024
     Accounts payable, related parties             100,321         157,848
     Accrued liabilities                           416,947         372,608
     Deferred revenue                              302,096         483,449
     Current portion of capitalized lease
      obligations                                   27,802          29,736
     Current portion of long-term debt             153,348          44,596
                                               ------------    ------------
          Total current liabilities              2,060,903       2,297,500

Long-term debt, less current portion               324,933       1,051,101
Capitalized lease obligations, less current
 portion                                            10,008          33,362

Commitments and contingencies (Note B)

                              SHAREHOLDERS' EQUITY

Preferred stock-no par value, 2,000,000
 authorized, no shares issued and outstanding
Common stock-no par value, voting, 8,000,000
 authorized shares; 4,022,894 and 3,972,894
 shares issued and outstanding in 1996 and 1995,
 respectively                                    9,677,530       9,418,780
Accumulated losses, through
 September 30, 1993 (Note A)                    (1,291,039)     (1,291,039)
                                               ------------    ------------
          Total common stock                     8,386,491       8,127,741

Accumulated losses, since
 October 1, 1993 (Note A)                       (4,556,348)     (3,952,805)
                                               ------------    ------------
          Total shareholders' equity             3,830,143       4,174,936
                                               ------------    ------------
                                               $ 6,225,987     $ 7,556,899
                                               ============    ============

  The accompanying notes are an integral part of the consolidated financial statements.

                ALTERNATE POSTAL DELIVERY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 for the years ended December 31, 1996 and 1995

                                                 1996             1995
                                                              (Restated)
                                             -----------      -----------
Net sales                                    $19,937,151      $18,149,028
Cost of sales                                 14,972,771       14,007,660
                                             -----------      -----------
     Gross profit                              4,964,380        4,141,368

Selling, general and
 administrative expenses                       5,578,338        4,282,865
Other operating expenses (Note G)                252,773          145,424
                                             -----------      -----------
                                               5,831,111        4,428,289
                                             -----------      -----------
     Loss from operations                    (   866,731)     (   286,921)

Other income (expense) (Note J)                   36,709      (   575,877)
                                             -----------      -----------
Loss before income taxes
 and extraordinary gain                      (   830,022)     (   862,798)

Income tax expense                                 6,430           17,185
                                             -----------      -----------
Loss before extraordinary gain               (   836,452)     (   879,983)

Extraordinary gain from early
 retirement of debt                              232,909
                                             -----------      -----------
Net loss                                     ($  603,543)     ($  879,983)
                                             ===========      ===========
Net loss per share: (Exhibit 11.1)
  Primary:
   Loss before extraordinary gain            ($      .22)     ($      .31)
   Extraordinary gain                                .06
                                             -----------      -----------
   Net loss                                  ($      .16)     ($      .31)
                                             ===========      ===========
  Fully diluted: (Note A)
   Loss before extraordinary gain            ($      .25)
   Extraordinary gain                                .07
                                             -----------      -----------
   Net loss                                  ($      .18)          *
                                             ===========      ===========
Weighted average number of shares
  outstanding: (Exhibit 11.1)
  Primary                                      3,850,890        2,830,854
                                             ===========      ===========
  Fully diluted                                3,343,825        3,157,824
                                             ===========      ===========
     *Per share amount is anti-dilutive and therefore not presented.


  The accompanying notes are an integral part of the consolidated financial statements.

                ALTERNATE POSTAL DELIVERY, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                 for the years ended December 31, 1996 and 1995

                                                                   Total
                               Accumulated        Accumulated   Shareholders'
                    Common   Losses, through     Losses, since     Equity
                    Stock   September 30, 1993  October 1, 1993   (Deficit)
                    ------  ------------------  --------------- -------------
Balances,
December 31, 1994  $    5,000   ($1,291,039)      ($  890,513)   ($2,176,552)
 as previously
 reported

Pooling of Interests
 with National Home
 Delivery, Inc.
 (Note B)           3,015,000        --           ( 2,182,309)       832,691
                   ----------   ------------      ------------   ------------
Balances,
 December 31, 1994
 as restated        3,020,000   ($1,291,039)      ($3,072,822)   ($1,343,861)

Issuance of
 Common stock       6,398,780                                      6,398,780

Net loss                                          (   879,983)   (   879,983)
                   ----------   ------------      ------------   ------------
Balances,
 December 31, 1995  9,418,780   ( 1,291,039)      ( 3,952,805)     4,174,936

Issuance of
 Common Stock         258,750                                        258,750

Net loss                                          (   603,543)   (   603,543)
                   ----------   ------------      ------------   ------------
Balances,
 December 31, 1996 $9,677,530   ($1,291,039)      ($4,556,348)    $3,830,143
                   ==========   ============      ============   ============

     The accomanying notes are an integral part of the consolidated financial statements.

                ALTERNATE POSTAL DELIVERY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 for the years ended December 31, 1996 and 1995


                                                   1996            1995
                                                                 (Restated)
                                               ------------    ------------
Cash flows from operating activities:
  Net loss                                     ($   603,543)   ($   879,983)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
  Depreciation                                      137,837         131,157
  Amortization                                      115,333          81,498
  Conversion charge on convertible notes payable                    375,000
  Deferred financing fees on convertible notes
   payable                                                           30,363
  Extraordinary gain on settlement of debt      (   232,909)
  Loss on sale of assets                              7,140
  Changes in assets and liabilities:
    (Increase) decrease in:
     Accounts receivable                        (    66,786)         80,834
     Prepaid and other assets                       221,030    (    228,340)
    (Decrease) increase in:
     Accounts payable                           (   212,162)   (    270,801)
     Accrued liabilities                             44,339    (     66,358)
     Deferred revenue                           (   181,353)   (    212,234)
                                                ------------    ------------
     Net cash used in operating activities     (    771,074)   (    958,864)
                                                ------------    ------------
Cash flows from investing activities:
   Purchases of property and equipment         (     32,085)   (     86,972)
   Proceeds from sale of equipment                    1,500
   Purchases of software                       (      2,985)
   Payment for business acquisition            (    197,621)
   Payments received for notes receivable             3,864
   Issuance of notes receivable                                (     71,568)
                                               ------------    ------------
     Net cash used in investing activities     (    227,327)   (    158,540)
                                               ------------    ------------
Cash flows from financing activities:
   Proceeds from issuance of common stock                         6,324,990
   Payment of expenses in connection with
     issuance of common stock                                  (  1,051,220)
   Payments on notes payable,bank              (  7,169,239)   (  6,698,761)
   Proceeds from issuance on notes
     payable, bank                                7,175,000       6,393,000
   Principal payments on long-term debt
     and lease obligations                     (    540,470)   (    878,586)
                                               ------------    ------------
     Net cash (used in) provided by
       financing activities                     (   534,709)      4,089,423
                                               ------------    ------------

                                    Continued


                ALTERNATE POSTAL DELIVERY, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

                 for the years ended December 31, 1996 and 1995

                                                   1996            1995
                                                                 (Restated)
                                               ------------    ------------
Net (decrease) increase in cash and cash
 equivalents                                    ( 1,533,110)      2,972,019

Cash and cash equivalents, beginning of year      3,391,065         419,046
                                               ------------    ------------
Cash and cash equivalents, end of year         $  1,857,955    $  3,391,065
                                               ============    ============


Supplemental Disclosure of Cash Flow
 Information:
  Income taxes paid                            $      6,430    $     17,185
                                               ============    ============
  Interest paid                                $    103,325    $    266,192
                                               ============    ============

Supplemental Schedule of Noncash Investing and Financing Activities:

     During the year ended December 31, 1996, capital lease obligations of $8,454 were incurred when the Company entered into leases for new equipment. In addition, in connection with the acquisition of certain assets of Preferred Customer Delivery, Inc.(Note B), the Company assumed a note payable in the amount of $110,000 and issued 50,000 shares of its common stock valued at $258,750.

     During the year ended December 31, 1995, the Company recorded a charge of $375,000 as a result of an inducement to the bondholders to convert $750,000 of convertible notes payable to $1,125,000 of common stock. In addition, capital lease obligations of $9,558 were incurred when the Company entered into leases for new equipment.

  The accompanying notes are an integral part of the consolidated financial statements.

                ALTERNATE POSTAL DELIVERY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.   Summary of Significant Accounting Policies:

     The following is a summary of significant accounting policies followed in the preparation of the financial statements.

Principles of Consolidation

     The consolidated financial statements include the accounts of Alternate Postal Delivery, Inc. (APD) and its wholly-owned subsidiaries Alternate Postal Direct, Inc. (formerly APD Implementation Company), Newspaper Marketing Solutions, Inc., and National Home Delivery, Inc.(NHD)(collectively referred to as the Company). All significant intercompany transactions have been eliminated.

Business

     The Company is a consolidator in the print segment of the direct marketing services industry and provides delivery of targeted sales and marketing materials to the home by means that can be more flexible and less expensive than delivery by the United States Postal Service (USPS). The Company provides its services throughout the United States. The Company's customers are comprised of advertising agencies, magazine publishers, cataloguers, newspaper publishers, and the packaged goods industry. Decreases in USPS rates could negatively impact the Direct Marketing Services industry and, because barriers to enter local markets are not significant, positive changes may attract additional competitors to the industry.

Revenue Recognition

     Revenues for delivery services are recognized at the time of delivery. Revenues for advertising in newspapers are recognized when the ads run in the newspapers. Revenues for software sales are recognized at the time of implementing a contract. Revenues for affiliate activation fees are deferred until such time as the affiliates are no longer eligible for a refund.

     During the year ended December 31, 1996, the Company had no customers which accounted for 10 percent or more of the Company's revenues. During the year ended December 31, 1995, the Company had business with one advertising agency which accounted for 10.6 percent of the Company's revenue.

Cash Equivalents

     The Company considers all highly liquid instruments to be cash equivalents, which includes U.S. treasury bills.

Property and Equipment

     Property and equipment are recorded at cost. Upon sale or retirement, the cost and related accumulated depreciation are eliminated from the respective accounts and the resulting gain or loss is included in operations. Maintenance and repairs which do not improve or extend the lives of the respective assets are charged to expense as incurred.


                ALTERNATE POSTAL DELIVERY, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

A.   Summary of Significant Accounting Policies, continued:

     Depreciation and amortization are computed over the estimated useful lives of the assets using the straight-line and accelerated methods:

                  Computer equipment          5 years
                  Furniture and fixtures      5 to 7 years

     Property and equipment includes computer equipment and furniture and fixtures under capital leases of $119,159 and $110,705 at December 31, 1996 and 1995 and accumulated amortization of $68,529 and $43,938 respectively.

Computer Software

     Purchased computer software is recorded at cost and is amortized over the estimated useful lives of the assets. At December 31, 1996 and 1995, accumulated amortization was $101,593 and $79,301, respectively.

Intangible Assets

     Intangible assets consist of the excess cost over fair market value of net assets of acquired businesses and are being amortized ratably over 20 years. The carrying value of goodwill is periodically reviewed to determine if an impairment has occurred.

     At December 31, 1996 and 1995, accumulated amortization was $440,160 and $370,039, respectively.

Income taxes

     Since inception the Company had been an S Corporation, whereby income or loss was included in the federal income tax returns of the shareholders. On October 1, 1993 the Company formed a wholly-owned subsidiary, which caused a change in the Company's tax status from an S Corporation to a C Corporation (see Income Taxes Note). As a result of this change, accumulated losses at September 30, 1993 were reclassified to reduce common stock to zero with the remaining balance presented as a separate component of shareholders' equity (deficit).

Advertising

     The cost of advertising and marketing programs are charged to operations in the year incurred. Advertising expense was $208,749 and $152,986 for the years ended December 31, 1996 and 1995, respectively.

Financial Instruments

     At December 31, 1996 and 1995, the Company has cash and cash equivalents, notes receivable, and debt which are considered financial instruments. The market value of these financial instruments, as determined through information obtained from banking sources and management estimates, approximate the carrying value reported in the balance sheet.


                ALTERNATE POSTAL DELIVERY, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

A.   Summary of Significant Accounting Policies, continued:

Loss Per Share

     Loss per share is determined by dividing the net loss by the weighted average number of shares of common stock outstanding. The computation of fully diluted net loss per share further assumes conversion of convertible notes payable and elimination of the related interest requirements (see Note
E). The fully diluted computation was anti-dilutive for the year ended December 31, 1995; therefore, the 1995 net loss per share as presented on the accompanying statements of operations represents both the primary and fully diluted amount.

Recent Accounting Pronouncement

     In February of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share". This Statement simplifies the standards for computing earnings per share, replacing the presentation of primary earnings per share with a presentation of basic earnings per share. SFAS No. 128 also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed similarly to fully diluted earnings per share pursuant to APB Opinion No.15, "Earnings per Share", which is superseded by this Statement. This Statement is effective for financial statements issued for periods ending after December 15, 1997, with early application being prohibited. The Company has not yet determined the impact of this Statement on the consolidated financial statements.

Estimates

     The preparation of these financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

                ALTERNATE POSTAL DELIVERY, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

B.   Acquisitions:

     On January 29, 1996, the Company acquired certain assets of Preferred Customer Delivery, Inc.(PCD) in a transaction accounted for by the purchase method. The purchase price included a cash payment of $165,000, $110,000 assumption of debt and the issuance of 50,000 shares of the Company's common stock valued at $258,750. In addition, there is a provision for contingent consideration of an 8%, $100,000 promissory note payable two years from the closing date if certain revenue levels are achieved. Any amounts paid on this promissory note will be accounted for as additional goodwill and will be amortized over the remaining life. The Company recorded goodwill of approximately $477,000 as a result of this acquisition. The results of operations of PCD are included in the consolidated financial statements from the date of acquisition. PCD's results of operations were not significant to the consolidated financial statements for the period in 1996 prior to the acquisition.

     On March 29, 1996, the Company acquired National Home Delivery, Inc. in a transaction accounted for by the pooling-of-interests method. The Company issued 700,000 shares of its common stock for all of the outstanding shares of NHD. Additionally, stock options outstanding under NHD's plan were exchanged for 129,069 stock options of the Company. The options were issued at an exercise price of $5.02. In June 1994, the U.S. Bankruptcy Court approved a reorganization plan for NHD. At the date of the pooling, certain notes payable were still outstanding and subject to the provisions of the reorganization plan. (Note D)

     The following table sets forth the unaudited pro forma results of operations for the period immediately preceding the acquisition date as if the acquisition were consummated at the beginning of the immediately preceding period. This pro forma information does not purport to be indicative of what would have occurred had the acquisition been made as of that date or of results which may occur in the future.

                                               Year ended
                                               December 31,
                                             1996       1995
                                            ------     ------
              Revenue:
               Pre-merger:
                 APD                     $ 2,249,577   $ 7,583,904
                 NHD                       3,613,911    10,565,124
                 PCD                          --         2,912,528
               Post-merger                14,073,663        --
                                         -----------   -----------
                                         $19,937,151   $21,061,556
                                         ===========   ===========
              Net income (loss):
               Pre-merger:
                 APD                    ($   276,223) ($   713,523)
                 NHD                          22,165  (    166,460)
                 PCD                          --             9,661
               Post-merger              (    349,485)       --
                                         -----------   -----------
                                        ($   603,543) ($   870,322)
                                         ===========   ===========

                ALTERNATE POSTAL DELIVERY, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

B.   Acquisitions, continued:

     Subsequent to the pooling in 1996, the Company recognized an extraordinary gain of $232,909 on the settlement of debt.

C.   Retirement Plan:

     On September 1, 1996, the Company established a qualified 401(k) retirement plan covering all employees who have met certain requirements as to age and date of service. The plan allows for employees to make contributions by salary reductions. Company contributions are determined annually at the discretion of the Board of Directors. Company contributions for the year ended December 31, 1996 were $4,331.

D.   Long-Term Debt:

     Long-term debt consisted of the following at December 31, 1996 and 1995:

                                                    1996          1995
                                                 ----------    ----------
Note payable to shareholder, interest
 at 7.5 percent, due June 1997, collateralized
 by accounts receivable                           $140,000      $200,000

Notes payable, unsecured, in settlement of trade
 and other claims, interest at 8 percent,
 principal and interest payable June 1999,
 contingent payments of principal and
 interest may be required at December, 1997;
 and December, 1998, based on adjusted
 operating results, as defined in the
 agreement                                         227,433       882,027

Note payable, non interest bearing,
 payable in monthly installments of $521,
 with the remaining balance due August 1, 1998.    103,750         --

Other                                                7,098        13,670
                                                  ---------    ---------
                                                   478,281     1,095,697
Less current maturities                            153,348        44,596
                                                  ---------    ---------
                                                  $324,933    $1,051,101
                                                  =========   ==========

                ALTERNATE POSTAL DELIVERY, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

D.   Long-Term Debt, continued:

     The following is a schedule of principal amounts of long-term debt payable in future years:

                                    Year

                                    1997     $153,348
                                    1998       97,500
                                    1999      227,433
                                             --------
                                             $478,281
                                             ========

     During 1996, the Company retired approximately $488,000 of unsecured notes payable at a discount. The Company paid 60 cents on the dollar and accordingly recognized an extraordinary gain on early retirement of the debt of $232,909.

     The Company has a line of credit agreement with a bank, providing for borrowings not to exceed $500,000, based upon a percentage of eligible accounts receivable. The agreement, which expires November 30, 1997, bears interest at 1/2 percent over the bank's prime rate (prime rate was 8.25 percent at December 31, 1996). At December 31, 1996 the Company had an outstanding balance on the line of credit of $300,000.

E.   Common Stock:

     In July 1995, the Company amended its articles of incorporation to increase authorized voting common stock to 8,000,000 shares and to authorize 2,000,000 shares of preferred stock. The Company exchanged the outstanding non-voting shares for an equal number of voting shares and eliminated the non-voting class of common stock. In addition, the Company declared a 33.90688 to one stock split. The accompanying consolidated financial statements have been adjusted retroactively to give effect to the stock split for all periods presented. All reference in the financial statements to the number of common shares and price per share amounts have been retroactively adjusted to reflect this split. The stock split did not change total shareholder's equity and had no effect on the carrying value of assets or liabilities of the Company.

     In July 1995, the Company established the Outside Directors Deferred Compensation Plan (the "Deferred Compensation Plan"). The Deferred Compensation Plan provides for the deferral of directors fees and, ultimately the issuance of common stock in lieu of the deferred cash fee. In connection with this plan, the Company has reserved 50,000 shares of common stock.

                ALTERNATE POSTAL DELIVERY, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

E.   Common Stock, continued:

     In September 1995, the Company filed with the Securities and Exchange Commission a Form SB-2 Registration Statement and sold 1,265,000 shares of common stock, at $5 per share. Effective with the offering, 50 percent of outstanding notes payable were converted to 232,500 shares of common stock and 244,875 warrants at $6 per share. Pursuant to the original terms of the convertible notes, 150,000 shares would have been issued upon the conversion. As a result of the inducement to convert, the Company recorded a charge of $375,000 in 1995 to reflect the excess in fair value over original conversion terms. Also effective with the offering, the underwriters obtained a warrant for 110,000 shares of common stock exercisable at $6 per share. The warrant is exercisable commencing one year from the offering until four years after such date.

F.   Leases:

     The Company leases certain office facilities, warehouse facilities, and equipment used in its operations. Future minimum rental payments required under leases that have initial or remaining terms in excess of one year at December 31, 1996 are as follows:

             Year                         Capital      Operating
             1997                         $32,946      $179,539
             1998                           9,019        19,670
             1999                           4,534
                                         ---------    ----------
                                           46,499       199,209
                                                      ==========
             Less amount representing
                  imputed interest          8,689
                                         ---------
                                           37,810
             Less current portion          27,802
                                         ---------
                                          $10,008
                                         =========

     Rental expense for facilities, transportation vehicles and equipment for the years ended December 31, 1996 and 1995 was approximately $300,900 and $164,200, respectively.

G.   Other Operating Expenses:

     The Company incurred start-up expenses for a project which the Company chose not to pursue in the amount of $193,525 and 95,424 for 1996 and 1995, respectively. In 1996, the company also incurred acquisition expenses of $59,248 in connection with the pooling-of-interest transaction completed on March 29, 1996. In addition, the Company incurred an expense of $50,000 in 1995 for write-off of an escrow deposit for a purchase transaction which was not consummated.

                ALTERNATE POSTAL DELIVERY, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

H.   Income Taxes:

     Deferred income taxes are recognized for the temporary differences between the tax bases of assets and liabilities and their financial reporting amounts. The income tax provision is the tax payable/recoverable for the period and the change during the period in deferred tax assets and liabilities.

     Income tax expense for the years ended December 31, 1996 and 1995 consists of the following:

                                               Year Ended
                                               December 31,
                                             1996       1995
                                           ---------  ---------
       Federal:
            Deferred benefit              ($183,000)  ($114,000)
            Change in valuation allowance   183,000     114,000
       State:                                 6,430      17,185
                                           --------    --------
                                           $  6,430    $ 17,185
                                           ========    ========

     Major components of the Company's deferred taxes are as follows:

                                               December 31,
                                             1996        1995
                                           --------   ---------
       Receivable allowance              $   34,000  $   22,000
       Vacation accrual                      50,000      45,000
       Net operating loss carryforward    1,726,000   1,560,000
       Valuation allowance               (1,810,000) (1,627,000)
                                         ----------   ---------
                                         $     -     $     -
                                         ==========   =========

     At December 31, 1996, the Company has net operating loss carryforwards of approximately $5,100,000, which are available to reduce future taxable income. These carryforwards expire in 2005 to 2010. The net operating loss carryforwards include approximately $3,296,000 which relate to the operations of NHD prior to the pooling of interest and are subject to certain limitations.

                ALTERNATE POSTAL DELIVERY, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

I.   Stock Options:

     In July 1995, the Company established the Long-Term Incentive Stock Option Plan (the "Incentive Plan") and the Outside Directors and Advisors Stock Option Plan (the "Directors & Advisors Plan"), to encourage stock ownership by employees, officers, directors and other individuals as determined by the Board of Directors or a committee appointed by the Board of Directors. Options granted under the Incentive Plan may be either incentive stock options as defined by the Internal Revenue Code, or nonqualified stock options. All options under the Directors & Advisors Plan are nonqualified options. Options granted under the Directors and Advisors Plan are vested when granted and have a term of 10 years. Options granted under the Incentive Plan have a vesting period of 6 months to 5 years with terms ranging from 5 to 10 years. In connection with these plans, the Company has reserved a total of 450,000 shares of common stock. Options were not granted at less than the fair market value of the Company's common stock on the date of grant, therefore, no compensation expense has been recognized in 1996.

     In conjunction with the acquisition in 1996 of National Home Delivery, Inc., stock options of National Home Delivery, Inc. were exchanged for 129,069 incentive options of the Company. As of December 31, 1996, these options are outstanding and exercisable.

     The Company applies APB Opinion 25 and related interpretations in accounting for its stock option plans. Had compensation cost for the Company's stock based plans been determined based on the fair value at the 1996 and 1995 grant dates, consistent with the method prescribed by the Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation", the Company's net loss and loss per share would have been adjusted to the proforma amounts indicated in the following table:

                                         Year Ended
                                        December 31,
                                      1996        1995
                                   -----------  -----------
          Net Loss
            As Reported             ($603,543)   ($879,983)
            Pro Forma               ($856,163)   ($953,088)

          Loss Per Share
            As Reported
              Primary                  ($0.16)      ($0.31)
              Fully diluted            ($0.18)         *
            Pro Forma
              Primary                  ($0.22)      ($0.34)
              Fully diluted            ($0.26)         *

          *Per share amount is anti-dilutive and therefore not presented.

                ALTERNATE POSTAL DELIVERY, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

I.   Stock Options, continued:

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for December 31, 1996 and 1995 respectively; risk free rates ranging from 5.46 percent to 6.6 percent; no dividend yield for all years; expected life 5 years; and volatility of 41 percent. Option valuation models, like the stock price Black-Scholes model, require the input of highly subjective assumptions including the expected stock price volatility. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

                          December 31, 1996      December 31, 1995
                         --------------------   ---------------------
                         Options    Weighted-    Options    Weighted-
                                       Avg.                    Avg.
                                    Exercise                Exercise
                                      Price                   Price
                        ---------   ---------   ---------   ---------
Outstanding-beginning
of year                  235,569     $5.00       129,069     $5.02

Granted                   84,927     $5.24       116,600     $4.98

Exercised

Forfeited                 21,950     $5.04        10,100     $5.00

Outstanding-end of year  298,546     $5.07       235,569     $5.00

Exercisable at end of
year ($4.25 to $5.75)    227,019                 139,069

Weighted-average fair
value of options granted
during the year            $2.35                   $2.27

     The weighted average remaining contractual life of options outstanding at December 31, 1996 is 8.1 years.

                ALTERNATE POSTAL DELIVERY, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

J.   Other Income (Expense):


     Other income and expense consists of the following:

                                                 1996             1995
                                                              (Restated)
                                             -----------      -----------
         Interest income                     $  153,397       $   95,678
         Interest expense                   (   103,336)     (   266,192)
         Conversion charge on convertible
          notes payable                                      (   375,000)
         Deferred financing fees on
          convertible notes payable                          (    30,363)
         Loss on sale of assets             (    13,352)
                                             -----------      -----------
                                             $   36,709      ($  575,877)
                                             ===========      ===========

K.   Related Party Transactions:

     Amounts due for the delivery of materials by private delivery affiliates that are affiliated through common shareholders are presented in accounts payable, related parties on the accompanying consolidated balance sheet.

L.   Subsequent Events:

     In February 1997, the Company offered to pay 75 cents for each outstanding dollar for the early retirement of certain long-term notes payable. As a result, the company paid $114,436, recorded a gain on early retirement of debt of $38,145, and accordingly reduced long-term debt by $152,581.

Item 8. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

     None.

                             PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     Incorporated by reference to the Company's definitive proxy materials to be filed with the Commission on or about April 21, 1997.

Item 10.  Executive Compensation

     Incorporated by reference to the Company's definitive proxy materials to be filed with the Commission on or about April 21, 1997.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     Incorporated by reference to the Company's definitive proxy materials to be filed with the Commission on or about April 21, 1997.

Item 12.  Certain Relationships and Related Transactions

     Incorporated by reference to the Company's definitive proxy materials to be filed with the Commission on or about April 21, 1997.

Item 13.  Exhibits and Reports on Form 8-K

Reports on Form 8-K

     The following reports on Form 8-K were filed by the Company during the last quarter of the fiscal year ended December 31, 1996.

     None.                            SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              ALTERNATE POSTAL DELIVERY, INC.



Dated: March 28, 1997            By:/s/ Phillip D. Miller


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                                                              Dated

/s/Phillip D. Miller                                     March 28, 1997
Phillip D. Miller, Chief Executive Officer and
President (Principal executive officer) and Chairman of the
Board of Directors



/s/Sandra J. Smith                                       March 28, 1997
Sandra J. Smith, Chief Financial Officer and
Treasurer (Principal accounting and financial officer)



/s/Stan Henry                                            March 28, 1997
Stan Henry, Director



/s/Charles Rees                                          March 28, 1997
Charles Rees, Director



/s/Harry Edelson                                         March 28, 1997
Harry Edelson, Director

                              INDEX TO EXHIBITS
Index
Number     Description                                                  Page#

2.1        Asset Purchase Agreement with Preferred Customer Delivery, Inc.
           dated January 24, 1996 (3)
2.2        Acquisition Agreement with National Home Delivery, Inc.
           dated March 29, 1996 (4)
3.1        Amended and Restated Articles of Incorporation of
           the Company (1)
3.2        Bylaws of the Company, as amended (1)
4.1        Form of Stock Certificate evidencing Common Stock,
           no par value (1)
4.2        Form of Lock-Up Agreement executed by certain
           shareholders (1)
4.3        1995 Long-Term Incentive and Stock Option Plan (1)
4.4        1995 Outside Directors and Advisors Stock Option Plan (1)
4.5        Outside Directors Deferred Compensation Plan (1)
4.6        Form of Noteholder Warrant (1)
4.7        Form of Registration Rights Agreement with Noteholders(1)
10.1       Forms of Agreement with Newspaper Affiliates (1)
10.2       Form of Agreement with Magazine Publishers (1)
10.3       Employment Agreement dated July 21, 1995 between the
           Company and Phillip D. Miller (1)
10.4       Agreement dated July 21, 1995 between the Company and
           D.B. Krieger regarding his role as Chairman (1)
10.5       Form of Software License Agreement (1)
10.7       Financial Services Agreement dated October 21, 1994
           between the Company and Carnegie Hill Company, and
           amendment dated January 3, 1995 (1)
10.8       Lease Renewal dated August 8, 1995 for Grand Rapids,
           MI Executive Offices (2)
10.9       Lease for Santa Rosa, CA warehouse and office space (2)
10.10      Lease for Concord, CA warehouse and office space (2)
10.11      Lease for San Leandro, CA warehouse and office space (2)
10.12      Sublease for San Leandro, CA warehouse and office space (2)
10.13      Lease for St. Petersburg, FL warehouse sites (2)
10.14      Lease for St. Petersburg, FL warehouse and office space (2)
11.1       Statement regarding computation of per share earnings (5)     36
21.1       List of Subsidiaries of the Company (5)                       37
________________________

(1) Incorporated by reference to said exhibit included in Registration Statement on form SB-2, Commission File No. 33-95332C.

(2) Incorporated by reference to said exhibit filed with the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1995.

(3)   Incorporated by reference to Form 8-K/A (dated April 4, 1996)

(4)   Incorporated by reference to Form 8-K (dated April 11, 1996)

(5)   Filed herewith.