Form 10QSB
period 1997-03-31
ALTERNATE POSTAL DELIVERY INC
filed 1997-05-13
CIK 949244

United States
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                 FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

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


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X)
No ( )

As of May 13, 1997, 4,022,894 shares of the issuer's common stock were outstanding.

                       This report contains 12 pages.


                       ALTERNATE POSTAL DELIVERY, INC.

                                 FORM 10-QSB

                                    INDEX


                                                                       Page
PART I.   Financial Information:                                        No.

          Condensed Consolidated Balance Sheets - March 31, 1997,
           and December 31, 1996. . . . . . . . . . . . . . . . . . . 3 & 4

          Condensed Consolidated Statements of Operations - three
           months ended March 31, 1997 and 1996. . . . . . . . . . . . . .5

          Condensed Consolidated Statements of Cash Flows - three
           months ended March 31, 1997 and 1996 . . . . . . . . . . . . . 6

          Notes to Condensed Consolidated Financial Statements. . . . . . 7

          Management's Discussion and Analysis or Plan
           of Operation. . . . . . . . . . . . . . . . . . . . . . . .8 - 9

PART II.  Other Information:

          Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .10

          Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . .11


Part I.   Financial Information

                ALTERNATE POSTAL DELIVERY, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets

                                  ASSETS
                                                March 31,      December 31,
                                                  1997             1996
                                               (unaudited)
                                               ------------    ------------
Current assets:
     Cash and cash equivalents                 $ 2,000,906     $ 1,857,955
     Accounts receivable, trade, less
      allowance of $102,363 and $100,000
      at March 31 and December 31 respectively   2,924,504       2,511,361
     Notes receivable, current portion              37,375          37,375
     Prepaid expenses and other assets             295,790         255,863
                                               ------------    ------------
          Total current assets                   5,258,575       4,662,554

Notes receivable, less current portion              46,517          34,595

Property and equipment:
     Furniture and equipment                       895,463         891,833
     Accumulated depreciation and
      amortization                                (685,829)       (658,877)
                                               ------------    ------------
                                                   209,634         232,956

Computer software, net                              48,486          43,151

Intangible assets, net                           1,201,661       1,220,490

0ther assets                                        25,991          32,241
                                               ------------    ------------
                                               $ 6,790,864     $ 6,225,987
                                               ============    ============

                                Continued


             ALTERNATE POSTAL DELIVERY, INC. AND SUBSIDIARIES

                    Condensed Consolidated Balance Sheets

                                 LIABILITIES

                                                March 31,      December 31,
                                                  1997             1996
                                               (unaudited)
                                               ------------    ------------
Current liabilities:
     Notes payable, bank                       $               $   300,000
     Accounts payable                              594,888         860,710
     Accrued liabilities                           337,878         416,947
     Deferred revenue                            1,664,839         302,096
     Current portion of long-term
      obligations                                  174,064         181,150
                                               ------------    ------------
          Total current liabilities              2,771,669       2,060,903

Long-term obligations                              178,791         334,941

Commitments and contingencies

                              SHAREHOLDERS' EQUITY

Preferred stock-no par value, 2,000,000
 authorized shares, no shares issued and
 outstanding
Common stock-no par value, voting, 8,000,000
 authorized shares; 4,022,894 shares issued and
 outstanding                                     9,677,530       9,677,530
Accumulated losses, through September 30, 1993
 (Note 4)                                       (1,291,039)     (1,291,039)
                                               ------------    ------------
          Total common stock                     8,386,491       8,386,491

Accumulated losses, since October 1, 1993
 (Note 4)                                       (4,546,087)     (4,556,348)
                                               ------------    ------------
          Total shareholders' equity             3,840,404       3,830,143
                                               ------------    ------------
                                               $ 6,790,864     $ 6,225,987
                                               ============    ============

  The accompanying notes are an integral part of the condensed consolidated financial statements.


             ALTERNATE POSTAL DELIVERY, INC. AND SUBSIDIARIES

              Condensed Consolidated Statements of Operations

                                                Three months ended
                                                    March 31,
                                           ----------------------------
                                                1997           1996
                                           -------------  -------------
                                                   (unaudited)
Net sales                                    $4,045,909     $5,863,488
Cost of sales                                 2,893,137      4,431,801
                                            ------------   ------------
     Gross profit                             1,152,772      1,431,687

Selling, general and
 administrative expenses                      1,196,546      1,427,932
Other operating expenses                                       261,149
                                            ------------   ------------
                                              1,196,546      1,689,081
                                            ------------   ------------
     Loss from operations                   (    43,774)   (   257,394)

Other income and (expense), net                  12,430          6,646
                                            ------------   ------------
Loss before income taxes and
 extraordinary gain                         (    31,344)   (   250,748)

Income tax expense (benefit)                (     3,460)         3,310
                                            ------------   ------------
Loss before extraordinary gain              (    27,884)   (   254,058)

Extraordinary gain from early
 retirement of debt                              38,145
                                            ------------   ------------
Net income (loss)                            $   10,261    ($  254,058)
                                            ============   ============
Income (loss) per share (Exhibit 11.1)
  Primary:
   Loss before extraordinary gain           ($      .01)   ($      .06)
   Extraordinary gain                               .01
                                            ------------   ------------
   Net income (loss) per share               $      .00    ($      .06)
                                            ============   ============
  Fully diluted:
   Loss before extraordinary gain           ($      .01)   ($      .06)
   Extraordinary gain                               .01
                                            ------------   ------------
   Net income (loss) per share               $      .00    ($      .06)
                                            ============   ============
Weighted average number of shares
 outstanding: (Exhibit 11.1)
  Primary                                     4,022,894      3,997,532
                                            ============   ============
  Fully diluted                               4,022,894      3,992,041
                                            ============   ============

  The accompanying notes are an integral part of the condensed consolidated financial statements.


              ALTERNATE POSTAL DELIVERY, INC. AND SUBSIDIARIES

               Condensed Consolidated Statements of Cash Flows


                                                    Three months ended
                                                         March 31,
                                               --------------------------
                                                   1997          1996
                                               ------------  ------------
                                                      (unaudited)

Net cash flows from operating activities        $  630,844    $  236,970
                                               ------------  ------------
Net cash flows from investing activities       (    24,657)  (    25,612)
                                               ------------  ------------
Net cash flows from financing activities       (   463,236)  (   657,603)
                                               ------------  ------------
Net increase (decrease) in cash and
 cash equivalents                                  142,951   (   446,245)

Cash and cash equivalents, beginning
 of period                                       1,857,955     3,391,065
                                               ------------  ------------
Cash and cash equivalents, end of
 period                                         $2,000,906    $2,944,820
                                               ============  ============


  The accompanying notes are an integral part of the condensed consolidated financial statements.


             ALTERNATE POSTAL DELIVERY, INC. AND SUBSIDIARIES

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)

1. The interim financial data is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the results of operations for the interim periods. The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results of operations expected for the year ended December 31, 1997.

2. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's financial statements filed as part of the Company's Form 10-KSB. This quarterly report should be read in conjunction with the Form 10-KSB.

3. Income (loss) per share calculation has been determined assuming exercise of all outstanding options and warrants. This per share information is provided in Exhibit 11.1.

4. Shareholders' equity represents combined equity after a pooling of interests on March 29, 1996. Accumulated losses, through September 30, 1993, represent the losses and capital of the Company during the period of time it was a subchapter S corporation. All subsequent losses of the combined entities are presented under Accumulated losses, since October 1, 1993.

5. Certain amounts, as presented in prior periods, have been reclassified to conform with the amounts presented for the three months ended March 31, 1997. These reclassifications do not have an impact on the net losses previously reported.


             ALTERNATE POSTAL DELIVERY, INC. AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview and Plan of Operation

     In the first quarter of 1997, the Company began an initiative to combine the existing databases of its four areas of business into one delivery capabilities database. With this enhanced tool, the Company will be better able to maximize the information on target marketing services which it currently offers to its clients.

     The capabilities of this database will have the greatest effect on the Associate Network of the Company which provides for the product sampling deliveries of the business. As the alliance with News America FSI, a division of News Corp. (NYSE ADRS: NWS), continues to gain momentum, the Company anticipates that this area of business will see increased growth.

     During the first quarter of 1997, the Company also continued planning for the implementation of its agreement with American Newspaper Network (Media Passage) (ANN) for the electronic placement of newspaper advertising (ROP) to enhance the revenue capabilities of the Company's Suburban Network.

Results of Operations

     During the three months ended March 31, 1997, the Company realized a decrease of approximately 40% in revenue in the Address Specific Network as compared to the same period of the previous year, due to the effects of the United States Postal Service reclassification rate case. Net sales also fluctuate from quarter to quarter based in part upon the timing of revenues derived from the Company's Associate Network.

     The gross margin increased from 24.4% for the three months ended March 31, 1996 to 28.5% for the three months ended, March 31, 1997. This increase is largely attributable to the mix of the revenues, specifically, the Address Specific Network revenues decreased; this area of business historically has operated at lower gross profit margins.

    Operating expenses decreased $492,535 during the 1997 quarter compared to the previous year's quarter. This was attributable to overhead reductions from efficiencies amounting to approximately $230,000 and to the elimination in 1997 of nonrecurring charges of approximately $260,000 incurred in the first quarter of 1996. These expenses were approximately $40,000 for acquisition expenses, and approximately $220,000 for start-up expenses for a project which the Company chose not to pursue.

     Other income and (expense), net consists of interest income and interest expense. Interest income for the three months ended March 31, 1997 and 1996 was $23,541 and $48,531 respectively. Interest expense for the three months ended March 31, 1997 and 1996 was $11,111 and $41,885 respectively.

     During the three months ended March 31, 1997, the Company recorded an extraordinary gain from early retirement of debt as a result of a debt reduction strategy whereby it offered to pay seventy five cents on the dollar to existing noteholders and allowed them an immediate cash recovery instead of the existing payment schedule which was tied to cash flow under the terms of the notes.


Liquidity and Capital Resources

     The Company continues to have a strong cash position with cash and cash equivalents totaling $2,000,906 at March 31, 1997 and $1,857,955 at December 31, 1996.

     Cash used for the additions to property, equipment, and software for the three months ended March 31, 1997 and 1996, was approximately $13,000 and $32,000, respectively. Cash used for net reduction of notes payable for the three months ended March 31, 1997 and 1996 was approximately $454,000 and $455,000, respectively. In addition, the Company made cash payments during the three months ended March 31, 1996 of approximately $194,000 for costs of the acquisition of Preferred Customer Delivery, Inc. Other changes in cash position were largely attributable to working capital fluctuations.

     The Company has a bank line of credit for $500,000 to assist in future cash flow needs. The Company believes that this line of credit along with its current cash balance will enable it to fund its current growth plans as well as meet its presently anticipated capital requirements for the next twelve months.

Outlook for Remainder of 1997

     While revenues for the first quarter of 1997 came in below management's expectations, the gross profit percentage came in higher than expected due to the mix of the revenues. Moreover, the Company exceeded expectations for planned reductions in selling, general and administrative expenses.
Management expects to continue tight control of these expenses for the foreseeable future. In the 2nd quarter of 1997 management anticipates improved sales results in the product sample area of the business as the alliance with News America moves forward. Upon the completion of the implementation of the ANN Agreement in the second quarter, the Company will incur some one-time expenses for employee severance payments as the variable outsourcing fees replace these fixed overhead costs. The Company will continue to look for additional alliances and acquisitions as it continues its plan for growth and expansion.

Forward-looking Statements

     Except for historical information contained herein, the matters set forth in this management discussion and analysis are forward-looking statements based on current expectations. Actual results may differ materially. These forward-looking statements involve a number of risks and uncertainties including, but not limited to, competition, the timing of receipt of orders, the effectiveness of the marketing program, and the Company's success in capitalizing on its strategic alliances.


PART II.    Other Information:


Item 6.     Exhibits and Reports on Form 8-K.


Exhibit 11.1 Computation of income (loss) per share.  Page 12.

During the period of this report, there were no required filings on Form 8-K.


                                   SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ALTERNATE POSTAL DELIVERY, INC.


Date: May 13, 1997                      By: /s/Phillip D. Miller
                                            Phillip D. Miller
                                            President and Chief Executive
                                            Officer
                                        By: /s/Sandra J. Smith
                                            Sandra J. Smith
                                            Chief Financial Officer