Form 10QSB
period 1997-06-30
ALTERNATE POSTAL DELIVERY INC
filed 1997-08-07
CIK 949244

United States
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549

                              FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1997

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

As of August 1, 1997, 4,022,894 shares of the issuer's common stock were outstanding.

                       This report contains 12 pages.

                       ALTERNATE POSTAL DELIVERY, INC.

                               FORM 10-QSB

                                  INDEX

                                                                      Page
PART I.   Financial Information:                                       No.

          Condensed Consolidated Balance Sheets - June 30, 1997,
           and December 31, 1996. . . . . . . . . . . . . . . . . . . 3 & 4

          Condensed Consolidated Statements of Operations - three
           and six months ended June 30, 1997 and 1996 . . . . . . . . . .5

          Condensed Consolidated Statements of Cash Flows - six
           months ended June 30, 1997 and 1996. . . . . . . . . . . . . . 6

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

          Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .10

          Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . .11


Part I.  Financial Information

             ALTERNATE POSTAL DELIVERY, INC. AND SUBSIDIARIES

                    Condensed Consolidated Balance Sheets

                                  ASSETS
                                                  June 30,     December 31,
                                                   1997            1996
                                                (unaudited)
                                               ------------     ------------
Current assets:
     Cash and cash equivalents                 $ 1,343,601     $ 1,857,955
     Accounts receivable, trade, less
      allowance of $63,749 and $100,000
      at June 30 and December 31 respectively    2,672,322       2,511,361
     Notes receivable, current portion              37,375          37,375
     Prepaid expenses and other assets             159,235         255,863
                                               -----------     -----------
          Total current assets                   4,212,533       4,662,554

Notes receivable, less current portion              40,750          34,595

Property and equipment:
     Furniture and equipment                       935,723         891,833
     Accumulated depreciation and
      amortization                                (713,476)       (658,877)
                                               -----------     -----------
                                                   222,247         232,956

Computer software, net                              67,633          43,151

Intangible assets, net                           1,180,733       1,220,490

0ther assets                                        19,741          32,241
                                               -----------     -----------
                                               $ 5,743,637     $ 6,225,987
                                               ===========     ===========

                                  Continued

             ALTERNATE POSTAL DELIVERY, INC. AND SUBSIDIARIES

                    Condensed Consolidated Balance Sheets

                                 LIABILITIES

                                                 June 30,      December 31,
                                                  1997            1996
                                               (unaudited)
                                               -----------     -----------
Current liabilities:
     Notes payable, bank                       $   450,000     $   300,000
     Accounts payable                              662,016         860,710
     Accrued liabilities                           341,897         416,947
     Deferred revenue                              290,461         302,096
     Current portion of long-term
      obligations                                   19,786         181,150
                                                 ---------       ---------
          Total current liabilities              1,764,160       2,060,903

Long-term obligations                              100,179         334,941

Commitments and contingencies

                              SHAREHOLDERS' EQUITY

Preferred stock-no par value, 2,000,000
 authorized shares, no shares issued and
 outstanding
Common stock-no par value, voting, 8,000,000
 authorized shares; 4,022,894 shares issued and
 outstanding                                     9,677,530       9,677,530
Accumulated losses, through September 30, 1993
 (Note 4)                                       (1,291,039)     (1,291,039)
                                                 ---------       ---------
          Total common stock                     8,386,491       8,386,491

Accumulated losses, since October 1, 1993
 (Note 4)                                       (4,507,193)     (4,556,348)
                                                 ---------       ---------
          Total shareholders' equity             3,879,298       3,830,143
                                                 ---------       ---------
                                               $ 5,743,637     $ 6,225,987
                                                 =========       =========


  The accompanying notes are an integral part of the condensed consolidated financial statements.


             ALTERNATE POSTAL DELIVERY, INC. AND SUBSIDIARIES

              Condensed Consolidated Statements of Operations


                                 Three months ended         Six months ended
                                       June 30,                June 30,
                              ----------------------  ------------------------
                                 1997        1996        1997        1996
                              ----------  ----------  -----------  -----------
                                   (unaudited)              (unaudited)
Net sales                    $5,352,123  $5,186,246  $9,398,032   $11,049,734
Cost of sales                 4,071,619   3,837,045   6,964,756     8,268,846
                              ---------  ----------  -----------  -----------
     Gross profit             1,280,504   1,349,201   2,433,276     2,780,888
Selling, general and
 administrative expenses      1,262,924   1,496,240   2,459,470     2,924,172
Other operating expenses                        303                   261,452
                             ----------  ----------  -----------  -----------
                              1,262,924   1,496,543   2,459,470     3,185,624
                             ----------  ----------  -----------  -----------
Income (loss) from operations    17,580 (   147,342) (   26,194) (    404,736)
Other income (expense), net      22,614 (     2,717)     35,044         3,929
                             ----------  ----------  -----------  -----------
Income (loss) before income
 taxes and extraordinary gain    40,194 (   150,059)      8,850  (    400,807)
Income tax expense(benefit)       1,300       3,120  (    2,160)        6,430
                             ----------  ----------  -----------  -----------
Income (loss) before
 extraordinary gain              38,894 (   153,179)     11,010  (    407,237)
Extraordinary gain from early
 retirement of debt                         216,376      38,145       216,376
                             ----------  ----------   ----------- -----------
Net income (loss)            $   38,894  $   63,197   $  49,155  ($   190,861)
                             ==========  ==========   ==========  ===========
Income (loss) per share (Exhibit 11.1)
Primary:
Income (loss) before extraordinary
 gain                        $      .01 ($      .04)  $     .00  ($       .10)
Extraordinary gain                  .00         .05         .01           .06
                             ----------  ----------  -----------  -----------
Net income (loss) per share  $      .01  $      .01   $     .01  ($       .04)
                             ==========  ==========  ===========  ===========
Fully diluted:
Income (loss) before extraordinary
 gain                        $      .01 ($      .04)  $     .00  ($       .11)
Extraordinary gain                  .00         .05         .01           .06
                             ----------  ----------  -----------  -----------
Net income (loss) per share  $      .01  $      .01   $     .01  ($       .05)
                             ==========  ==========  ===========  ===========
Weighted average number of shares
 outstanding: (Exhibit 11.1)
  Primary                     4,022,894   4,026,586   4,022,894     3,920,592
                             ==========  ==========  ===========  ===========
  Fully diluted               4,022,894   4,026,586   4,022,894     3,871,481
                             ==========  ==========  ===========  ===========

  The accompanying notes are an integral part of the condensed consolidated financial statements.

             ALTERNATE POSTAL DELIVERY, INC. AND SUBSIDIARIES

              Condensed Consolidated Statements of Cash Flows

                                                    Six months ended
                                                        June 30,
                                               --------------------------
                                                   1997          1996
                                               ------------  ------------
                                                      (unaudited)

Net cash flows from operating activities       ($  180,931)   $  126,663
                                                ----------    ----------
Net cash flows from investing activities       (    87,297)  (    73,632)
                                                ----------    ----------
Net cash flows from financing activities       (   246,126)  (   786,141)
                                                ----------    ----------
Net increase (decrease) in cash and
 cash equivalents                              (   514,354)  (   733,110)

Cash and cash equivalents, beginning
 of period                                       1,857,955     3,391,065
                                                ----------    ----------
Cash and cash equivalents, end of
 period                                         $1,343,601    $2,657,955
                                                ==========    ==========


  The accompanying notes are an integral part of the condensed consolidated financial statements.

             ALTERNATE POSTAL DELIVERY, INC. AND SUBSIDIARIES

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (unaudited)

1. The interim financial data is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the results of operations for the interim periods. The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. The results of operations for the three months ended June 30, 1997 are not necessarily indicative of the results of operations expected for the year ended December 31, 1997.

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

5. Certain amounts, as presented in prior periods, have been reclassified to conform with the amounts presented for the three months and the six months ended June 30, 1997. These reclassifications do not have an impact on the net income and losses previously reported.


             ALTERNATE POSTAL DELIVERY, INC. AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview and Plan of Operation

     In the second quarter of 1997, the Company implemented its agreement with Media Passage (formerly American Newspaper Network) for the electronic placement of newspaper advertising (ROP) to enhance the service of the Company's Suburban Network. This agreement provides for the outsourcing of the operations of ROP order processing and replaced fixed overhead associated with personnel costs with a variable fee related to the number of orders processed.

     The Company completed the first phase of centralizing its delivery capabilities into the proprietary Media Optimizer database as it continues to refine its targeted marketing services for samples and inserts. During this quarter, the Company successfully completed three large sample delivery projects and as the alliance with News America FSI, a division of News Corp. (NYSE ADRS: NWS), continues to gain momentum, the Company anticipates that this area of business will see increased growth.

Results of Operations

     Total revenues for the three months ended June 30, 1997 showed a modest increase over the same period of the previous year as increased revenue of one area of business was offset by decreases in revenue in the other areas of business. During the three months ended and the six months ended June 30, 1997, the Company continued to realize a decrease in revenue in the Address Specific Network as compared to the same periods of the previous year, due to the effects of the United States Postal Service reclassification rate case. The product sample revenues area (Associate Network) recognized an increase in revenue for the three months ended June 30, 1997 as compared to the same period last year.

     Operating expenses decreased during the 1997 quarter compared to the previous year's quarter largely due to reductions in personnel. Also included in the 1997 quarter are one-time severance payments to certain employees as a result of the Media Passage agreement.

     Other income (expense), net consists primarily of interest income and interest expense. Interest expense decreased from $30,213 for the three months ended June 30, 1996 to $4,410 for the three months ended June 30, 1997 due to the reduction in the Company's long-term debt obligations. Interest income decreased from $40,848 for the three months ended June 30, 1996 to $27,024 for the three months ended June 30, 1997.

Liquidity and Capital Resources

     The Company continues to have a strong cash position with cash and cash equivalents totaling $1,343,601 at June 30, 1997 and $1,857,955 at December 31, 1996.

     Cash used for the additions to property, equipment, and software for the six months ended June 30, 1997 and 1996, was approximately $81,000 and $79,000, respectively of which a large portion of the 1997 expenditures were attributable to the Media Optimizer database. Cash used for net reduction of notes payable for the six months ended June 30, 1997 and 1996 was approximately $377,000 and $772,000, respectively. Other changes in cash position were largely attributable to working capital fluctuations.

     The Company has a bank line of credit for $500,000 to assist in future cash flow needs. The Company believes that this line of credit along with its current cash balance will enable it to fund its current growth plans as well as meet its presently anticipated capital requirements for the next twelve months.

Outlook for Remainder of 1997

     The second quarter demonstrated strong sales for sampling, but the ROP newspaper sales remained soft due to lower than expected revenue from the automotive industry. The Company noted that sampling sales do not typically track quarter to quarter due to variable timing of orders. The Company implemented a plan to seek revenues in new categories to replace the decreased revenue from the automotive industry.

     While the Company continued to strive for greater efficiencies with its operating expenses, it did incur additional expense in the second quarter associated with evaluating potential acquisitions and the transition to Media Passage for certain operational functions. The Company expects tight controls to continue to hold down operating expenses for the second half.

     The Company is exploring a name change during the second half of 1997. The name change will demonstrate the successful transformation away from the United States Postal Service rate cycles to the fast growing marketing services industry. The Company will continue to use the various brand names which its private delivery and newspaper networks currently are marketing under. It is anticipated that the name change will be unveiled in the fourth quarter and followed up by a strong marketing campaign in 1998.

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

                                        ALTERNATE POSTAL DELIVERY, INC.


Date: August 1, 1997                      By: /s/Phillip D. Miller
                                              Phillip D. Miller
                                              President and Chief Executive
                                              Officer
                                          By: /s/Sandra J. Smith
                                              Sandra J. Smith
                                              Chief Financial Officer