Form 10QSB
period 1997-09-30
ALTERNATE POSTAL DELIVERY INC
filed 1997-11-03
CIK 949244

United States
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549

                                FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 1997

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

As of October 31, 1997, 4,022,894 shares of the issuer's common stock were outstanding.

                     This report contains 12 pages.

                     ALTERNATE POSTAL DELIVERY, INC.

                               FORM 10-QSB

                                  INDEX


                                                                      Page
PART I.   Financial Information:                                       No.

          Condensed Consolidated Balance Sheets - September 30, 1997,
           and December 31, 1996. . . . . . . . . . . . . . . . . . . 3 & 4

          Condensed Consolidated Statements of Operations - three
           and nine months ended September 30, 1997 and 1996 . . . . . . .5

          Condensed Consolidated Statements of Cash Flows - nine
           months ended September 30, 1997 and 1996 . . . . . . . . . . . 6

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

          Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .10

          Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . .11


Part I.  Financial Information

             ALTERNATE POSTAL DELIVERY, INC. AND SUBSIDIARIES
                    Condensed Consolidated Balance Sheets

                                  ASSETS
                                               September 30,    December 31,
                                                   1997             1996
                                                (unaudited)
                                               ------------     ------------
Current assets:
     Cash and cash equivalents                 $ 1,242,101     $ 1,857,955
     Accounts receivable, trade, less
      allowance of $69,600 and $100,000
      at September 30 and December 31
      respectively                               2,609,829       2,511,361
     Notes receivable, current portion              37,375          37,375
     Prepaid expenses and other assets             246,903         255,863
                                               -----------     -----------
          Total current assets                   4,136,208       4,662,554

Notes receivable, less current portion              40,750          34,595

Property and equipment:
     Furniture and equipment                       954,519         891,833
     Accumulated depreciation and
      amortization                                (742,348)       (658,877)
                                               -----------     -----------
                                                   212,171         232,956

Computer software, net                              92,972          43,151

Intangible assets, net                           1,159,804       1,220,490

0ther assets                                        13,491          32,241
                                               -----------     -----------
                                               $ 5,655,396     $ 6,225,987
                                               ===========     ===========


                                  Continued

             ALTERNATE POSTAL DELIVERY, INC. AND SUBSIDIARIES
                    Condensed Consolidated Balance Sheets

                                 LIABILITIES

                                               September 30,   December 31,
                                                  1997             1996
                                               (unaudited)
                                               ------------    -----------
Current liabilities:
     Notes payable, bank                       $               $   300,000
     Accounts payable                              991,344         860,710
     Accrued liabilities                           321,475         416,947
     Deferred revenue                              333,901         302,096
     Current portion of long-term
      obligations                                  108,403         181,150
                                               -----------     -----------
          Total current liabilities              1,755,123       2,060,903

Long-term obligations                                4,574         334,941

Commitments and contingencies

                              SHAREHOLDERS' EQUITY

Preferred stock-no par value, 2,000,000
 authorized shares, no shares issued and
 outstanding
Common stock-no par value, voting, 8,000,000
 authorized shares; 4,022,894 shares issued and
 outstanding                                     9,677,530       9,677,530
Accumulated losses, through September 30, 1993
 (Note 4)                                       (1,291,039)     (1,291,039)
                                               -----------     -----------
          Total common stock                     8,386,491       8,386,491

Accumulated losses, since October 1, 1993
 (Note 4)                                       (4,490,792)     (4,556,348)
                                               -----------     -----------
          Total shareholders' equity             3,895,699       3,830,143
                                               -----------     -----------
                                               $ 5,655,396     $ 6,225,987
                                               ===========     ===========

  The accompanying notes are an integral part of the condensed consolidated financial statements.


             ALTERNATE POSTAL DELIVERY, INC. AND SUBSIDIARIES
              Condensed Consolidated Statements of Operations

                                Three months ended        Nine months ended
                                   September 30,            September 30,
                              ----------------------  ------------------------
                                 1997        1996        1997        1996
                              ----------  ----------  -----------  -----------
                                   (unaudited)              (unaudited)
Net sales                    $4,428,190  $3,880,014  $13,826,222  $14,929,748
Cost of sales                 3,283,659   2,947,121   10,248,415   11,215,967
                             ----------  ----------  -----------   -----------
  Gross profit                1,144,531     932,893    3,577,807    3,713,781
Selling, general and
 administrative expenses      1,139,713   1,391,655    3,599,183    4,315,827
Other operating expenses                (     7,230)                  254,222
                             ----------  ----------  -----------  -----------
                              1,139,713   1,384,425    3,599,183    4,570,049
                             ----------  ----------  -----------  -----------
 Income (loss) from operations    4,818 (   451,532)(     21,376)(    856,268)

Other income (expense), net      12,866      16,612       47,910       20,541
                             ----------  ----------  -----------  -----------
Income (loss) before income
 taxes and extraordinary gain    17,684 (   434,920)      26,534 (    835,727)

Income tax expense(benefit)       1,283             (        877)       6,430
                             ----------  ----------  -----------  -----------
Income (loss) before
 extraordinary gain              16,401 (   434,920)      27,411 (    842,157)

Extraordinary gain from early
 retirement of debt                                       38,145      216,376
                             ----------  ----------  -----------  -----------
Net income (loss)            $   16,401 ($  434,920) $    65,556 ($   625,781)
                             ==========  ==========  ===========  ===========
Income (loss) per share (Exhibit 11.1)
Primary:
Income (loss) before extraordinary
 gain                        $      .00 ($      .12) $       .01 ($       .22)
Extraordinary gain                                           .01          .06
                             ----------  ----------  -----------  -----------
Net income (loss) per share  $      .00 ($      .12) $       .02 ($       .16)
                             ==========  ==========  ===========  ===========
Fully diluted:
Income (loss) before extraordinary
 gain                        $      .00 ($      .12) $       .01 ($       .24)
Extraordinary gain                                           .01          .06
                             ----------  ----------  -----------  -----------
Net income (loss) per share  $      .00 ($      .12) $       .02 ($       .18)
                             ==========  ==========  ===========  ===========
Weighted average number of shares
 outstanding: (Exhibit 11.1)
  Primary                     4,022,894   3,606,046    4,022,894    3,838,049
                             ==========  ==========  ===========  ===========
  Fully diluted               4,022,894   3,516,838    4,022,894    3,511,729
                             ==========  ==========  ===========  ===========

  The accompanying notes are an integral part of the condensed consolidated financial statements.

             ALTERNATE POSTAL DELIVERY, INC. AND SUBSIDIARIES
              Condensed Consolidated Statements of Cash Flows

                                                    Nine months ended
                                                      September 30,
                                               --------------------------
                                                   1997          1996
                                               ------------  ------------
                                                      (unaudited)

Net cash flows from operating activities       $   225,437   ($  366,208)
                                                ----------    ----------
Net cash flows from investing activities       (   138,177)  (    77,118)
                                                ----------    ----------
Net cash flows from financing activities       (   703,114)  (   719,426)
                                                ----------    ----------
Net increase (decrease) in cash and
 cash equivalents                              (   615,854)  ( 1,162,752)

Cash and cash equivalents, beginning
 of period                                       1,857,955     3,391,065
                                                ----------    ----------
Cash and cash equivalents, end of
 period                                         $1,242,101    $2,228,313
                                                ==========    ==========

  The accompanying notes are an integral part of the condensed consolidated financial statements.


             ALTERNATE POSTAL DELIVERY, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)

1. The interim financial data is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the results of operations for the interim periods. The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. The results of operations for the three months and the nine months ended September 30, 1997 are not necessarily indicative of the results of operations expected for the year ended December 31, 1997.

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

5. Certain amounts, as presented in prior periods, have been reclassified to conform with the amounts presented for the three months and the nine months ended September 30, 1997. These reclassifications do not have an impact on the net income and losses previously reported.


             ALTERNATE POSTAL DELIVERY, INC. AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview and Plan of Operation

    In the third quarter of 1997 the Company significantly repositioned its Direct Network (Company-owned private delivery) as a part of its transformation from a private delivery company to a marketing services company. The Direct Network's repositioning consisted of executing a national distribution agreement with a major telephone directory company for 1998 and 1999. This network also renewed two of its newspaper distribution agreements with a third agreement terminating at expiration. The result of these changes is to continue to improve operating efficiencies and enhance net profit opportunities moving forward.

     The Company also experienced the benefits of its Media Optimizer TM initiative. The Media Optimizer TM process enables the Company to execute sample and insert business at a lower operating cost than in the past.

Results of Operations

     During the three months ended September 30, 1997, the Company realized an increase of approximately 14% in revenue over the same period of the previous year. The product sample revenue area (Associate Network) and the newspaper advertising revenue area (Suburban Network) recognized increased revenues over the previous year, while the Address Specific Network and the Direct Network (Company-owned private delivery) recognized sales lower than the same quarter of the previous year.

     Operating expenses were lower than the same quarter of the previous year due to the efficiencies implemented by the Company in previous quarters. The Company has been able to get maximum efficiency out of its operating dollars in the personnel area, due to the use of the Media Optimizer TM system.

     Other income and (expense), net consists of interest income and interest expense. Interest income for the three months ended September 30, 1997 and 1996 was $15,505 and $36,710 respectively. Interest expense for the three months ended September 30, 1997 and 1996 was $2,639 and $20,098 respectively.

Liquidity and Capital Resources

     The Company continues to have a strong cash position with cash and cash equivalents totaling $1,242,101 at September 30, 1997 and $1,857,955 at December 31, 1996.

     Cash used for the additions to property, equipment, and software for the nine months ended September 30, 1997 and 1996, was approximately $135,000 and $84,000, respectively with most of the expenditures attributable to the Media Optimizer TM. Cash used for net reduction of long-term notes payable for the nine months ended September 30, 1997 and 1996 was approximately $379,000 and $429,000, respectively. Other changes in cash position were largely attributable to working capital fluctuations.

     The Company has a bank line of credit for $500,000 to assist in future cash flow needs. The Company believes that this line of credit along with its current cash balance will enable it to fund its current growth plans as well as meet its presently anticipated capital requirements for the next twelve months.

Outlook for Remainder of 1997

     The third quarter demonstrated the Company's drive to lower operating expenses while maintaining revenues. The Company noted that increases in sampling and insert revenue grew but due to variable timing of orders will not be consistent from quarter to quarter. The fourth quarter of 1997 is expected to have similar financial results to the Company's second quarter 1997 results.

     The Company expects to continue the trend of tight operating expense control combined with a greater share of its revenue being derived from marketing services. The Company also expects to announce a new alliance in the fourth quarter as well as to finalize its name change reflecting the new marketing services strategy.

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

                                        ALTERNATE POSTAL DELIVERY, INC.


Date: October 31, 1997                    By: /s/Phillip D. Miller
                                              Phillip D. Miller
                                              President and Chief Executive
                                              Officer
                                          By: /s/Sandra J. Smith
                                              Sandra J. Smith
                                              Chief Financial Officer