Form 10KSB
period 1997-12-31
ALTERNATE POSTAL DELIVERY INC
filed 1998-03-31
CIK 949244

United States
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                   Form 10-KSB


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended:  December 31, 1997

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

State issuer's revenues for its most recent fiscal year:  $18,442,056

State the total number of pages included in this report: 35.

The Exhibit index is on page: 34.


State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $1,857,495, based on 1,485,996 shares held by non-affiliates as of March 13, 1998, and the average of the closing bid and asked prices for said shares in the Nasdaq Small-Cap Market as of such date.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,030,127 shares of Common Stock, as of March 15, 1998.


                     DOCUMENTS INCORPORATED BY REFERENCE

The Company's definitive proxy materials to be filed on or about April 6, 1998 are incorporated by reference in Part III of this Form 10-KSB. In addition certain exhibits identified in Part III, Item 12 are incorporated by reference to said exhibits as filed with (i) Form SB-2 Registration Statement (Commission File No. 33-95332C), (ii) Report on Form 10-KSB for the fiscal year ended December 31, 1995, and (iii) Reports on Form 8-K (dated April 11,
1996) and Form 8-K/A (dated April 4, 1996).

                              TABLE OF CONTENTS

                                                                          Page

PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4

Item 1.  Description of Business . . . . . . . . . . . . . . . . . . . . .  4

Item 2.  Description of Property . . . . . . . . . . . . . . . . . . . . .  6

Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . .  6

Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . .  6

PART II  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7

Item 5.  Market for the Common Equity and Related Stockholder Matters
         Dividend Policy . . . . . . . . . . . . . . . . . . . . . . . . .  7

Item 6.  Management's Discussion and Analysis  . . . . . . . . . . . . . .  7

Item 7.  Financial Statements  . . . . . . . . . . . . . . . . . . . . . . 12

Item 8.  Changes in and Disagreement with Accountants on Accounting and
         Financial Disclosure  . . . . . . . . . . . . . . . . . . . . . . 32

PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 32

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act . . . . . . . . 32

Item 10. Executive Compensation. . . . . . . . . . . . . . . . . . . . . . 32

Item 11. Security Ownership of Certain Beneficial Owners and Management. . 32

Item 12. Certain Relationships and Related Transactions  . . . . . . . . . 32

Item 13. Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . 32
         Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . . . 32

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 33

Exhibit Index. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 34

                                   PART I

Item 1.  DESCRIPTION OF BUSINESS

OVERVIEW

     During the past two fiscal years, Alternate Postal Delivery, Inc. (the "Company")has evolved from a delivery company to a marketing services company. In 1998, the Company began using the dba Alternate Marketing Networks to more accurately reflect the Company's shift in strategic direction. The Company plans to officially change its name to "Alternate Marketing Networks, Inc." upon ratification by the shareholders at the annual meeting in April 1998.

     The Company has built unique and powerful marketing networks for national advertisers who wish to deliver their message to targeted consumer households throughout the United States and believes that it is now positioned as the in-home target marketing specialist and a consolidator in the fast growing marketing services industry. The Company's current networks are primarily comprised of private delivery and newspaper delivery systems, augmented by utilization of mailing services, for a total reach of approximately 100 million households nationwide. The Company distributes samples, suburban newspaper advertisements, free standing inserts, phone directories and specialty catalogs to targeted households throughout the United States.

     The mix of these unique networks (Mixed Media TM), plus the Company's proprietary database system (Media Optimizer TM)and an experienced management team offers national advertisers and publishers:

                    - Unrestricted Reach
                    - Unequaled Access
                    - Unduplicated Delivery

     The Company currently markets its services under the following brand names:

                    - APD Direct-to-Door Sampling
                    - APD In-Pac TM Inserts
                    - APD Billboard Pouch Bag
                    - U.S. Suburban Press (USSPI)
                    - Alternate Postal Direct

Targeting the Consumer Message/Database Marketing

     In 1997, the Company invested in the development of the Media Optimizer TM, a sophisticated database system combining targeting systems, comprehensive delivery capabilities, contract rates negotiated by the Company, and a proprietary tracking system known as End to End Tracking TM. This database system, which is now substantially complete, allows for the Company to analyze customer needs and provide them with the most cost efficient Mixed Media TM. In addition, the Media Optimizer TM contains features for accounting, shipping and quality control purposes. The Company intends to update this database monthly and add enhancements to keep the system comprehensive and leading edge.

     The Media Optimizer TM provides a functional integration of PRIZM and Pro*Filer , two separate data platforms utilized by the Company when targeting an advertisers' needs. PRIZM (which the Company utilizes through a license agreement with Claritas, Inc.) provides geo-demographic consumer profiles which identify zip codes containing households with a propensity to buy a particular product or service. Using a custom-built software program, the Company is able to match these zip codes of targeted consumers, to the newspaper delivery database covering the same targeted area. Mapping capabilities are also an important feature of the PRIZM software.

     The Company's own proprietary program known as Pro*Filer, allows the Company to target, profile and analyze geo-demographic and psychographic data
from either R.L. Polk or Metromail   considered to contain the most accurate
and robust consumer information available in the U.S. Pro*Filer software performs fast segmentation analysis, identifies the appropriate recipients for specific products; generates "look-alikes" from a customer list; and targets individuals, households, block groups, carrier routes and zip codes by using multiple data formats. This enables advertisers to increase the efficiency of their sales and marketing dollars by identifying the most likely prospects for their products.

DESCRIPTION OF OPERATIONS

     During the year, management consolidated the operations of its previous four operating areas. This consolidation reduced the annual operating expenses to $4,738,167 compared to $5,831,111 in 1996. The consolidation occurred as management realized that customers need not be limited to the marketing services offered by one area of the Company's business as opposed to another. Management encouraged its sales people to offer their customers the flexibility of choosing from all of the services offered by the Company, rather than only those products which the sales person had been used to offering. This consultative approach to selling has allowed the Company to operate more effectively. In addition, the Company was able to reduce the number of employees due to the implementation of an outsourcing agreement with Media Passage. The Company believes it can increase revenues in 1998 without increasing overhead due to the implementation of the Media Optimizer TM system.

PRINCIPAL CUSTOMERS

     During the years ended December 31, 1997 and 1996, the Company had no single customer which accounted for 10% or more of the Company's revenues for either period.


ACQUISITIONS AND STRATEGIC ALLIANCES

     Although the Company made no acquisitions during 1997, it intends to continue efforts to identify complementary businesses for acquisitions.

     In the fourth quarter of 1997, the Company signed an extension to its News America FSI (News Corp.) Agreement through June 30, 1998. At that time, the Company will review the agreement with News America.

     Also in the fourth quarter of 1997, the Company entered into an alliance with Supermarket Promotions, Inc. The alliance will enable the Company to offer additional complementary services to its product sample customers.


COMPETITION

     The Company's primary competitor for newspaper sample deliveries is Valassis Communications, Inc. (NYSE:VCI). Its primary competitors for representing suburban newspapers are Landon and Associates, and Pappert and Associates. Its primary competitors for direct delivery of telephone directories are Product Development Corporation and Directory Distributing Associates (DDA). The Company has no primary competitors that offer a combination (Mixed Media TM) of direct delivery, newspaper delivery and mail delivery.

EMPLOYEES

     As of December 31, 1997, the Company had 40 full-time employees, including 11 in sales and sales support, 16 in operations, 4 in computer systems, and 9 in general and administrative support. In addition, as of December 31, 1997, the Company had approximately 25 part-time employees in operations, which number varies from month to month. The Company does not foresee any material changes to the current number of employees.

SERVICE MARKS, TRADEMARKS, AND PATENTS

    The Alternate Postal Delivery, Inc. Plus Design mark was registered with the U.S. Patent and Trademark Office on May 10, 1994, as Reg. No. 1,835,717, for private mail delivery services. This registration is owned by Alternate Postal Delivery, Inc.

     The Alternate Postal Direct mark was registered with the U.S. Patent and Trademark Office on March 10, 1998 and was assigned Reg. No. 2,143,361 for private mail delivery services. This registration is owned by Alternate Postal Direct, Inc.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company currently leases its principal executive offices in Grand Rapids, Michigan at a monthly base rent of approximately $2,440 and sales office space in New York City, New York at a monthly base rent of $2,867. In addition, one of the Company's wholly-owned subsidiaries Alternate Postal Direct, Inc., rents warehouse space in Minneapolis, Minnesota at a monthly rent of $1,407; warehouse and office space in St.Petersburg, Florida at a monthly rent of $3,210; and office and warehouse space in San Francisco, California pursuant to two leases at an aggregate monthly rent of $2,340. Another wholly-owned subsidiary, National Home Delivery, Inc. (d/b/a USSPI) rents sales office space in Schaumburg, Illinois, at an aggregate monthly rent of $2,496. The Company does not deem any of these leases to be material, since all of these facilities could be replaced with substantially equivalent facilities at similar cost without great difficulty.

ITEM 3.  LEGAL PROCEEDINGS

     None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     None.


                                    PART II

ITEM 5.  MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The following table sets forth the quarterly high and low bid prices in the market for the Company's Common Stock (which is its only class of security outstanding), as reported in the Nasdaq Small-Cap Market, for the last two years. The Company's Common Stock is traded under the symbol "ALTD." Following the Company's change of name to Alternate Marketing networks, Inc., which is anticipated to occur on or about April 30, 1998, the Company intends to apply for a change in its symbol to "ALTM" or another symbol which reflects its new name. Such quotations represent interdealer prices, without retail markup, markdown or commission, and do not necessarily represent actual transactions.

                                                           Closing Bid Price
                                                             Low        High
               Year ended December 31, 1997:
               First quarter . . . . . . . . . . . . . . .  3           3
               Second quarter  . . . . . . . . . . . . . .  2 3/4       2 3/4
               Third quarter   . . . . . . . . . . . . . .  2           2
               Fourth quarter  . . . . . . . . . . . . . .  1           1 1/4

               Year ended December 31, 1996
               First quarter . . . . . . . . . . . . . . .  5 1/4       6
               Second quarter  . . . . . . . . . . . . . .  4           5 1/8
               Third quarter . . . . . . . . . . . . . . .  3 1/4       4
               Fourth quarter  . . . . . . . . . . . . . .  2 3/4       3 1/2

     As of March 10, 1998, the Company's Common Stock was held of record by 28 holders. Registered ownership includes nominees who may hold securities on behalf of multiple beneficial owners. The Company estimates that the number of beneficial owners as of March 10, 1998 is approximately 300.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

FORWARD-LOOKING STATEMENTS

     Except for historical information contained herein, the matters set forth in this management discussion are forward-looking statements based on current expectations. These forward-looking statements involve a number of risks and uncertainties including, but not limited to competition; timing of receipt and fulfillment of customer orders; the results of marketing efforts; the expense and time required to complete research, and marketing efforts; and the integration of acquired businesses.


THE YEAR IN REVIEW

     During 1997, the Company continued with the integration of the acquisitions made in the previous year. All corporate, accounting, and administrative functions were consolidated in the corporate office in Grand Rapids, Michigan.

     A major focus during the year was development of the Media Optimizer TM. This comprehensive database system represents a combination of the separate database systems previously used by the Company's personnel. The result is a database which provides sales employees with all of the tools necessary to give knowledgeable, efficient client proposals, and which provides operational and quality control employees with the tools necessary to track and monitor a contracted job from beginning to end (i.e. End to End Tracking TM). In conjunction with the implementation of the combined, more efficient database, the Company initiated an outsourcing agreement with Media Passage for one order-one bill for suburban newspaper Run-of-Press (ROP) advertisements.

RESULTS OF OPERATIONS

     Results of operations for the years ended December 31, 1997 and 1996 are as follows:

                                               1997          1996
                                              ------        ------
     Net sales . . . . . . . . . . . . . . $18,442,056   $19,937,151
     Cost of sales . . . . . . . . . . . .  13,709,762    14,972,771
                                           -----------   -----------
     Gross profit. . . . . . . . . . . . .   4,732,294     4,964,380
                                           -----------   -----------
     Selling, general and
      administrative expenses. . . . . . .   4,738,167     5,578,338
     Other operating expenses. . . . . . .                   252,773
                                           -----------   -----------
     Operating loss. . . . . . . . . . . .(      5,873) (    866,731)
                                           -----------   -----------
     Extraordinary gain from early
      extinguishment of debt . . . . . . .      38,145       232,909
                                           -----------   -----------
     Net profit (loss) . . . . . . . . . . $    87,806  ($   603,543)
                                           ===========   ===========
     Profit (loss) per share:
        Basic. . . . . . . . . . . . . . .       $0.02  (      $0.15)
                                           ===========   ===========
        Diluted . . . . . . . . . . . . .        $0.02  (      $0.18)
                                           ===========   ===========

     Weighted average number of shares
      outstanding:
        Basic. . . . . . . . . . . . . . . . 4,022,894     4,019,069
        Diluted  . . . . . . . . . . . . . . 4,022,894     3,343,825


     The following table sets forth selected consolidated earnings data of the Company expressed as a percentage of sales for the years ended December 31, 1997 and 1996:

                                               1997          1996
                                             --------      --------
     Net sales . . . . . . . . . . . . . .    100.0 %       100.0 %
     Gross profit. . . . . . . . . . . . .     25.7 %        24.9 %
     Operating expenses. . . . . . . . . .     25.7 %        29.2 %
     Operating loss. . . . . . . . . . . .   (  0.0)%      (  4.3)%
     Net profit(loss). . . . . . . . . . .      0.5 %      (  3.0)%
                                             ========      ========

     Net Sales. The net sales for 1997 decreased slightly compared to those of 1996 primarily due to a $2.8 million decrease in the specific address delivery of magazines and catalogs resulting from the USPS Rate Reclassification case, which encouraged mail deliveries of these items. Revenues for deliveries of product samples increased approximately $3 million. Revenues for the placement of suburban newspaper space advertising decreased approximately $1.7 million, largely due to changes in the automotive industry. Revenues for the placement of inserts into suburban newspapers increased approximately $300,000. Other decreases occurred in the local delivery of newspaper TMC (total market coverage) products, while increases occurred in revenues from the delivery of telephone directories.

     Gross Profit. The gross profit percentage increased in 1997 due to a change in the mix of revenues. Magazine deliveries revenues, which decreased in 1997, generally produce lower margins than other sources of revenue.

     Selling, general and administrative expenses. Operating expenses decreased approximately $1.1 million as management consolidated functions to gain efficiencies. The Company reduced full-time employees by 10 people which decreased overall expenses by approximately $600,000. In addition, during 1996 the Company incurred one-time expenses of $252,773 in connection with the start up of a project which it chose not to pursue. There were no similar expenses of this type in 1997.

     Operating profit (loss). Due to the savings in operating expenses which the Company achieved in 1997, operating profit improved by over $800,000, even though the revenues decreased compared with the prior year.

     Extraordinary gain. The Company recorded extraordinary gains on the early retirement of debt in the amount of $38,145 in 1997 and $232,909 in 1996.

     Net income (loss). The net income (loss) for both 1997 and 1996 was positively affected by the interest income and interest expense. Interest income and interest expense for the year ended December 31, 1997 were $81,256 and $20,756 respectively. Interest income and interest expense in 1996 were $153,397 and $103,336, respectively.


     FOURTH QUARTER RESULTS:

     The results of the fourth quarter of 1997 as compared to the same period in 1996 are summarized as follows:

                                           Quarter ending December 31,
                                               1997          1996
                                              ------        ------
     Net sales . . . . . . . . . . . . . . $ 4,615,834   $ 5,007,403
     Cost of sales . . . . . . . . . . . .   3,461,347     3,756,804
                                           -----------   -----------
     Gross profit. . . . . . . . . . . . .   1,154,487     1,250,599
     Selling, general and
      Administrative expenses. . . . . . .   1,146,079     1,262,511
     Other operating expenses. . . . . . .              (      1,449)
                                           -----------   -----------
     Operating profit(loss). . . . . . . .       8,408  (     10,463)
                                           -----------   -----------
     Net profit . . .  . . . . . . . . . . $    22,250   $    22,238
                                           ===========   ===========

     The decrease in revenue for the fourth quarter of 1997 as compared to the fourth quarter of 1996 is principally attributable to the decrease of $443,614 (45%)in revenues from the delivery of magazines and catalogs. Other revenue sources fluctuate based on the timing of orders. During the fourth quarter of 1997 as compared to the fourth quarter of 1996, increases in the deliveries of product samples offset decreases from the deliveries of newspaper space advertising and newspaper TMC deliveries.

     Operating results during the fourth quarter of 1997 were positively affected by the reduction in operating expenses.

     Net profit for the fourth quarters of 1997 and 1996 was approximately the same due to the fourth quarter 1996 recognition of an extraordinary gain of $16,533 on the early retirement of debt. There was no corresponding gain in the fourth quarter of 1997. Interest income and interest expense for the fourth quarter of 1997 were $15,186 and $2,596 respectively. Interest income and interest expense for the fourth quarter of 1996 were $27,308 and $11,140, respectively.

INFLATION

     The Company believes that inflation has not had a material impact on its operations or liquidity to date.

SEASONALITY AND OTHER BUSINESS FLUCTUATIONS

     Although the Company experiences some seasonality in operations corresponding with holiday advertising, such variations are not material to overall annual results of operations.

     The events from the national economy that impact the Company include employment levels, postal regulations, and newsprint and coated paper price changes. An increase in employment levels affect, to some degree, the available pool of contract carriers that make the deliveries for the Company's distribution network. This usually increases the cost of recruitment for the private delivery and newspaper networks, including the Alternate Postal Direct, Inc. subsidiary, and may contribute subtle pressure on negotiated delivery costs.

YEAR 2000 READINESS

     The Company believes that the impact of the Year 2000, will not have a major impact on any future results and plans to have all of its internal systems Year 2000 compliant by December 31, 1998. The Company has upgraded its accounting system to be Year 2000 compliant and the Media Optimizer TM was developed with Year 2000 compliant software. All other software and hardware are being analyzed to be certain that each is or can be Year 2000 compliant prior to year 2000. Any additional upgrades will be non-material and part of the normal course of operations. In addition, the Company has contacted its suppliers and customers to request verification of compliance.

LIQUIDITY AND CAPITAL RESOURCES

     During 1997, the Company was able to fund its operations with available funds from the Company's initial public offering completed in September 1995. The Company has established a bank line of credit for $500,000 to assist in future cash flow needs. Cash and equivalents decreased by $800,057 to $1,057,898 at December 31, 1997.

SUMMARY OF CASH FLOWS

     Cash flows from operating activities. Cash provided from (used in) operating activities was $59,720 in 1997 compared to ($771,074) in 1996. This change was largely attributable to the improvement in the Company's net income
(loss).

     Cash flows from investing activities. During 1997 the Company made expenditures for property and equipment and computer software of $189,815 as compared to $35,070 in 1996. Most of the purchases in 1997 were for computer equipment and upgrades and the development of the Media Optimizer TM. In 1996 the Company made cash payments of $197,621 for costs of the acquisition of Preferred Customer Delivery, Inc.

     Cash flows from financing activities. During 1996, the Company implemented a debt reduction strategy whereby it offered to pay long-term noteholders of National Home Delivery, Inc. 60% of the principal balance due upon an early retirement of the debt. The offer was continued during 1997, except that the Company offered 75% rather than 60% of the principal balance. The Company paid down this debt by $488,257 and recognized a gain on early retirement of debt of $232,909 in 1996. It paid down this debt by $336,386 in 1997 and recognized a gain on early retirement of debt of $38,145.

     The Company believes that cash flows from operations, along with the balance of the proceeds of the public offering will be adequate to fund its current growth plans and meet its presently anticipated capital expenditure requirements for the next twelve months.

OUTLOOK FOR THE FUTURE

     The Company intends to transform itself into a pure marketing services business in 1998. Due to this transformation, the Company will discontinue revenue streams with limited potential growth, aggressively seek out revenue streams with higher growth potential from sources that complement the Company's current client base, and continue integration of all of the marketing services offered to the Company's customers.

     With this transformation in mind, the Company intends to suspend its monthly magazine delivery business by July 1, 1998. While monthly magazine delivery was the major portion of address specific revenue, the Company will continue to work with its magazine publisher clients to offer other creative services such as subscription promotions.

     The Company also intends to develop mail capabilities throughout the United States to bundle with its private delivery and newspaper capabilities. This service will complement the Company's existing services, especially in less populated C & D counties. The Company believes that this development, which is expected to take place in the third quarter of 1998, represents a growth areas for the Company and that it will replace the revenue loss from monthly magazine deliveries.

     During 1998, the Company plans to maintain tight controls of its operating expenses. In addition, it will continue to add options and versatility to its Media Optimizer TM to enhance its ability to identify the best target markets for its clients and track activity for improved quality control. The Company will continue working with its core suppliers to implement "Good Manufacturing Practices" and achieve maximum cost efficiency. The Company also intends to analyze packaging options to improve polybag production and cost.


ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS

                                                            Page
      Report of Independent Accountants                     13
      Consolidated Balance Sheets                           14-15
      Consolidated Statements of Operations                 16
      Consolidated Statements of Changes in
          Shareholders' Equity                              17
      Consolidated Statements of Cash Flows                 18-19
      Notes to Consolidated Financial Statements            20-31



                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders of
Alternate Postal Delivery, Inc.
and Subsidiaries

We have audited the accompanying consolidated balance sheets of Alternate Postal Delivery, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alternate Postal Delivery, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

COOPERS & LYBRAND L.L.P.

Grand Rapids, Michigan
March 20, 1998


                 ALTERNATE POSTAL DELIVERY, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           December 31, 1997 and 1996

                                   ASSETS

                                                   1997            1996
                                               ------------    ------------
Current assets:
  Cash and cash equivalents                    $ 1,057,898     $ 1,857,955
  Accounts receivable, trade, less
   allowance of $103,800 and $100,000 in
   1997 and 1996, respectively                   2,392,855       2,511,361
  Notes receivable, current portion                                 37,375
  Prepaid expenses and other assets                164,902         255,863
                                               ------------    ------------
          Total current assets                   3,615,655       4,662,554

Notes receivable, less current portion              36,005          34,595

Property and equipment:
  Computer equipment                               562,741         508,813
  Furniture and fixtures                           411,087         383,020
                                               ------------    ------------
                                                   973,828         891,833
  Accumulated depreciation and
   amortization                                   (780,450)       (658,877)
                                               ------------    ------------
                                                   193,378         232,956

Computer software, net                             126,486          43,151

Intangible assets, net                           1,138,876       1,220,490

Other assets                                         7,241          32,241
                                               ------------    ------------
                                               $ 5,117,641     $ 6,225,987
                                               ============    ============


                                   Continued



                 ALTERNATE POSTAL DELIVERY, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS, CONTINUED

                           December 31, 1997 and 1996

                                   LIABILITIES

                                                   1997            1996
                                               ------------    ------------
Current liabilities:
     Notes payable, bank                       $               $   300,000
     Accounts payable                              630,792         760,389
     Accounts payable, related parties              76,993         100,321
     Accrued liabilities                           315,644         416,947
     Deferred revenue                               68,369         302,096
     Current portion of capitalized lease
      obligations                                    7,116          27,802
     Current portion of long-term debt              97,500         153,348
                                               ------------    ------------
          Total current liabilities              1,196,414       2,060,903

Long-term debt, less current portion                               324,933
Capitalized lease obligations, less current
 portion                                             3,278          10,008

Commitments and contingencies (Note A)

                              SHAREHOLDERS' EQUITY

Preferred stock-no par value, 2,000,000
 authorized, no shares issued and outstanding
Common stock-no par value, voting, 8,000,000
 authorized shares; 4,022,894 shares issued
 and outstanding                                 9,677,530       9,677,530
Accumulated losses, through
 September 30, 1993 (Note A)                    (1,291,039)     (1,291,039)
                                               ------------    ------------
          Total common stock                     8,386,491       8,386,491

Accumulated losses, since
 October 1, 1993 (Note A)                       (4,468,542)     (4,556,348)
                                               ------------    ------------
          Total shareholders' equity             3,917,949       3,830,143
                                               ------------    ------------
                                               $ 5,117,641     $ 6,225,987
                                               ============    ============


  The accompanying notes are an integral part of the consolidated financial statements.


               ALTERNATE POSTAL DELIVERY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 for the years ended December 31, 1997 and 1996

                                                 1997             1996
                                             -----------      -----------
Net sales                                    $18,442,056      $19,937,151
Cost of sales                                 13,709,762       14,972,771
                                             -----------      -----------
     Gross profit                              4,732,294        4,964,380

Selling, general and
 administrative expenses                       4,738,167        5,578,338
Other operating expenses (Note H)                                 252,773
                                             -----------      -----------
                                               4,738,167        5,831,111
                                             -----------      -----------
     Loss from operations                    (     5,873)     (   866,731)

Other income, net (Note K)                        59,751           36,709
                                             -----------      -----------
Income (loss) before income taxes
 and extraordinary gain                           53,878      (   830,022)

Income tax expense                                 4,217            6,430
                                             -----------      -----------
Income (loss) before extraordinary gain           49,661      (   836,452)

Extraordinary gain from early
 retirement of debt                               38,145          232,909
                                             -----------      -----------
Net income (loss)                             $   87,806      ($  603,543)
                                             ===========      ===========
Net income (loss) per share: (Note F)
  Basic:
   Income (loss) before extraordinary gain    $      .01      ($      .21)
   Extraordinary gain                                .01              .06
                                             -----------      -----------
   Net income (loss)                          $      .02      ($      .15)
                                             ===========      ===========
  Diluted:
   Income (loss) before extraordinary gain    $      .01      ($      .25)
   Extraordinary gain                                .01              .07
                                             -----------      -----------
   Net income (loss)                          $      .02      ($      .18)
                                             ===========      ===========
Weighted average number of shares
  outstanding: (Note F)
  Basic                                        4,022,894        4,019,069
                                             ===========      ===========
  Diluted                                      4,022,894        3,343,825
                                             ===========      ===========

  The accompanying notes are an integral part of the consolidated financial statements.

                ALTERNATE POSTAL DELIVERY, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                 for the years ended December 31, 1997 and 1996

                               Accumulated        Accumulated      Total
                    Common   Losses, through     Losses, since  Shareholders'
                    Stock   September 30, 1993  October 1, 1993    Equity
                    ------  ------------------  --------------- -------------
Balances,
 December 31, 1995  9,418,780   ( 1,291,039)      ( 3,952,805)     4,174,936

Issuance of
 Common Stock         258,750                                        258,750

Net loss                                          (   603,543)   (   603,543)
                   ----------   ------------      ------------   ------------
Balances,
 December 31, 1996 $9,677,530   ($1,291,039)      ($4,556,348)    $3,830,143

Net income                                             87,806         87,806
                   ----------   ------------      ------------   ------------
Balances,
 December 31, 1997 $9,677,530   ($1,291,039)      ($4,468,542)    $3,917,949
                   ==========   ============      ============   ============

  The accompanying notes are an integral part of the consolidated financial statements.


                ALTERNATE POSTAL DELIVERY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 for the years ended December 31, 1997 and 1996

                                                   1997            1996
                                               ------------    ------------
Cash flows from operating activities:
  Net income (loss)                             $    87,806    ($   603,543)
  Adjustments to reconcile net income (loss)
   to net cash provided by (used in) operating
   activities:
  Depreciation                                      124,599         137,837
  Amortization                                      128,073         115,333
  Extraordinary gain on settlement of debt     (     38,145)   (    232,909)
  (Gain) loss on sale of assets                (      1,500)          7,140
  Changes in assets and liabilities:
    (Increase) decrease in:
     Accounts receivable                            118,506    (     66,786)
     Prepaid and other assets                       128,336         221,030
    (Decrease) increase in:
     Accounts payable                          (    152,925)   (    212,162)
     Accrued liabilities                       (    101,303)         44,339
     Deferred revenue                          (    233,727)   (    181,353)
                                                ------------    ------------
     Net cash provided by (used in) operating
       activities                                    59,720    (    771,074)
                                                ------------    ------------
Cash flows from investing activities:
   Purchases of property and equipment         (     85,021)   (     32,085)
   Proceeds from sale of equipment                    1,500           1,500
   Purchases of software                       (    104,794)   (      2,985)
   Payment for business acquisition                            (    197,621)
   Payments received for notes receivable            12,002           3,864
   Issuance of notes receivable                (     13,412)
                                                ------------    ------------
     Net cash used in investing activities     (    189,725)   (    227,327)
                                                ------------    ------------
Cash flows from financing activities:
   Payments on notes payable,bank              (  1,740,000)   (  7,169,239)
   Proceeds from borrowings on notes
     payable, bank                                1,440,000       7,175,000
   Principal payments on long-term debt
     and lease obligations                     (    370,052)   (    540,470)
                                                ------------    ------------
     Net cash used in financing
       activities                              (    670,052)   (    534,709)
                                                ------------    ------------

                                    Continued


                ALTERNATE POSTAL DELIVERY, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

                 for the years ended December 31, 1997 and 1996

                                                   1997            1996
                                               ------------    ------------
Net decrease in cash and cash equivalents      (    800,057)   (  1,533,110)

Cash and cash equivalents, beginning of year      1,857,955       3,391,065
                                                ------------    ------------
Cash and cash equivalents, end of year          $ 1,057,898    $  1,857,955
                                                ============    ============

Supplemental Disclosure of Cash Flow
 Information:
  Income taxes paid                             $     4,217    $      6,430
                                                ============    ============
  Interest paid                                 $    48,818    $    103,325
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

Principles of Consolidation

     The consolidated financial statements include the accounts of Alternate Postal Delivery, Inc. (APD) and its wholly-owned subsidiaries Alternate Postal Direct, Inc., Newspaper Marketing Solutions, Inc., and National Home Delivery, Inc.(NHD)(collectively referred to as the Company). All significant intercompany transactions have been eliminated.

Business

     The Company is a consolidator in the direct marketing services industry and provides delivery of targeted sales and marketing materials to the home by means that can be more flexible and less expensive than delivery by the United States Postal Service (USPS). The Company provides its services throughout the United States. The Company's customers are comprised of advertising agencies, magazine publishers, catalogers, newspaper publishers, and packaged goods manufacturers. Decreases in USPS rates could negatively impact the direct marketing services industry and, because barriers to enter local markets are not significant, positive changes may attract additional competitors to the industry.

Revenue Recognition

     Revenues for delivery services are recognized at the time of delivery. Revenues for advertising in newspapers are recognized when the ads run in the newspapers. Revenues for software sales are recognized at the time of installation. Revenues for affiliate activation fees are deferred until such time as the affiliates are no longer eligible for a refund.

     During the years ended December 31, 1997 and 1996, the Company had no customers which accounted for 10 percent or more of the Company's revenues.

Cash Equivalents

     The Company considers all highly liquid instruments to be cash equivalents.

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

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

A.   Summary of Significant Accounting Policies, continued:

     Depreciation and amortization are computed over the estimated useful lives of the assets using the straight-line and accelerated methods:

                  Computer equipment          5 years
                  Furniture and fixtures      5 to 7 years

     Property and equipment includes computer equipment and furniture and fixtures under capital leases of $119,159 at December 31, 1997 and 1996 and accumulated amortization of $92,657 and $68,529 respectively.

Computer Software

     Purchased computer software is recorded at cost and is amortized over the estimated useful lives of the assets. Computer software developed for internal use is amortized over the estimated useful life of the asset. The costs which are capitalized include external direct costs of materials and services incurred in the developing or obtaining internal-use software. At December 31, 1997 and 1996, accumulated amortization was $123,051 and $101,593, respectively.

Intangible Assets

     Intangible assets consist of the excess cost over fair market value of net assets of acquired businesses and are being amortized ratably over 20 years. The carrying value of goodwill is periodically reviewed to determine if an impairment has occurred.

     At December 31, 1997 and 1996, accumulated amortization of goodwill was $521,774 and $440,160, respectively.

Income taxes

     Since inception the Company had been an S Corporation, whereby income or loss was included in the federal income tax returns of the shareholders. On October 1, 1993 the Company formed a wholly-owned subsidiary, which caused a change in the Company's tax status from an S Corporation to a C Corporation (see Income Taxes Note). As a result of this change, accumulated losses at September 30, 1993 were reclassified to reduce common stock to zero with the remaining balance presented as a separate component of shareholders' equity.

Advertising

     The cost of advertising and marketing programs are charged to operations in the year incurred. Advertising expense was $116,441 and $208,749 for the years ended December 31, 1997 and 1996, respectively.


                ALTERNATE POSTAL DELIVERY, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

A.   Summary of Significant Accounting Policies, continued:

Financial Instruments

     At December 31, 1997 and 1996, the Company has cash and cash equivalents, notes receivable, and debt which are considered financial instruments. The market value of these financial instruments, as determined through information obtained from banking sources and management estimates, approximate the carrying value reported in the balance sheet.

Income (loss) Per Share

     The Company implemented Statement of Financial Accounting Standards No. 128, "Earnings per Share", for financial statements for the year ended December 31, 1997. This Statement simplifies the standards for computing earnings per share, replacing the presentation of primary earnings per share with a presentation of basic earnings per share. SFAS No. 128 also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed similarly to fully diluted earnings per share pursuant to APB Opinion No.15, "Earnings per Share", which is superseded by this Statement. Loss per share for 1996 has been restated to conform to SFAS No. 128. Adoption of this standard did not have a material effect on reported income per share in 1997 and 1996.

     Basic income (loss) per share is determined by dividing the net income
(loss) by the weighted average number of shares of common stock outstanding. Diluted income (loss) per share is determined by dividing the net income
(loss) by the weighted average number of shares of common stock outstanding while giving effect to all dilutive potential common shares.

Recent Accounting Pronouncement

     In June of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement establishes standards for the reporting and display of comprehensive income and its components within the financial statements. Comprehensive income includes items such as foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. This statement is effective for fiscal years beginning after December 15, 1997, with reclassification of prior periods required.


                ALTERNATE POSTAL DELIVERY, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

A.   Summary of Significant Accounting Policies, continued:

     In June of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information." This statement establishes standards for the way in which public entities report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement requires that general-purpose financial statements include selected information reported on a single basis of segmentation. This statement is effective for fiscal years beginning after December 15, 1997, with restatement of comparative information for earlier years being required.

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

     On March 29, 1996, the Company acquired National Home Delivery, Inc. in a transaction accounted for by the pooling-of-interests method. The Company issued 700,000 shares of its common stock for all of the outstanding shares of NHD. Additionally, stock options outstanding under NHD's plan were exchanged for 129,069 stock options of the Company. The options were issued at an exercise price of $5.02 (in January 1997, the options were repriced - see Note
J). In June 1994, the U.S. Bankruptcy Court approved a reorganization plan for NHD. At the date of the pooling, certain notes payable were still outstanding and subject to the provisions of the reorganization plan. The Company recognized an extraordinary gain of $38,145 and $232,909 on the settlement of notes payable for the years ended December 31, 1997 and 1996, respectively. (Note D)


                ALTERNATE POSTAL DELIVERY, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

B.   Acquisitions, continued:

     The following table sets forth the unaudited pro forma results of operations for the period ended December 31, 1996 as if the acquisition were consummated at the beginning of the period. This pro forma information does not purport to be indicative of what would have occurred had the acquisition been made as of that date or of results which may occur in the future.

              Revenue:
               Pre-merger:
                 APD                     $ 2,249,577
                 NHD                       3,613,911
                 PCD                          --
               Post-merger                14,073,663
                                         -----------
                                         $19,937,151
                                         ===========
              Net income (loss):
               Pre-merger:
                 APD                    ($   276,223)
                 NHD                          22,165
                 PCD                          --
               Post-merger              (    349,485)
                                         -----------
                                        ($   603,543)
                                         ===========

C.   Retirement Plan:

     On September 1, 1996, the Company established a qualified 401(k) retirement plan covering all employees who have met certain requirements as to age and date of service. The plan allows for employees to make contributions by salary reductions. Company contributions are determined annually at the discretion of the Board of Directors. Company contributions for the years ended December 31, 1997 and 1996 were $14,172 and $4,331, respectively.


                ALTERNATE POSTAL DELIVERY, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

D.   Debt:

     Debt consisted of the following at December 31, 1997 and 1996:

                                                    1997          1996
                                                 ----------    ----------
Note payable to shareholder, interest
 at 7.5 percent, due June 1997, collateralized
 by accounts receivable                               -         $140,000

Notes payable, unsecured, in settlement of trade
 and other claims, interest at 8 percent
                                                      -          227,433

Note payable, non interest bearing,
 payable in monthly installments of $521,
 with the remaining balance due August 1, 1998.   $  97,500      103,750

Other                                                 -            7,098
                                                  ---------    ---------
                                                     97,500      478,281
Less current maturities                              97,500      153,348
                                                  ---------    ---------
                                                  $   -         $324,933
                                                  =========   ==========

     During 1997, the Company retired approximately $336,000 of unsecured notes payable at a discount. The Company paid 75 cents on the dollar for certain notes and accordingly recognized an extraordinary gain on early retirement of the debt of $38,145. During 1996, the Company retired approximately $488,000 of unsecured notes payable at a discount. The Company paid 60 cents on the dollar and accordingly recognized an extraordinary gain on early retirement of the debt of $232,909.

     The Company has a line of credit agreement with a bank, providing for borrowings not to exceed $500,000, based upon a percentage of eligible accounts receivable. The agreement, which expires November 30, 1998, bears interest at one-half percent over the bank's prime rate. At December 31, 1997 the Company had no outstanding balance on the line of credit.

E.   Common Stock:

     The Company has an Outside Directors Deferred Compensation Plan (the "Deferred Compensation Plan") which provides for the deferral of directors fees and, ultimately the issuance of common stock in lieu of the deferred cash fee. In connection with this plan, the Company has reserved 50,000 shares of common stock.

     At December 31, 1997, the Company has outstanding warrants aggregating 354,875 shares of Common Stock exercisable at $6 per share. These warrants are exercisable through September 2000.


                ALTERNATE POSTAL DELIVERY, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

F.   Net Income (Loss) Per Share Calculation:
                                                   1997            1996
                                               ------------    ------------
Income (Numerator):
Income (loss) before extraordinary gain         $   49,661     ($  836,452)
Extraordinary gain from early
 retirement of debt                                 38,145         232,909
                                                -----------     -----------
 Net income (loss)                              $   87,806     ($  603,543)
                                                ===========     ===========
Shares (Denominator):
 Basic income (loss) per share:
  Actual weighted average shares outstanding     4,022,894       4,019,069
                                                ===========     ===========
  Basic income (loss) per share:
   Income (loss) before extraordinary gain      $      .01     ($      .21)
   Extraordinary gain                                  .01             .06
                                                -----------     -----------
   Net income (loss) per share                  $      .02     ($      .15)
                                                ===========     ===========
Shares (Denominator):
 Diluted income (loss) per share:
  Actual weighted average shares outstanding     4,022,894       4,019,069
  Net reduction in shares upon conversion of
   warrants and options                              *        (    675,244)
                                               ------------    ------------
    Adjusted shares outstanding                  4,022,894       3,343,825
                                               ============    ============
  Diluted income (loss) per share:
   Income (loss) before extraordinary gain      $      .01    ($       .25)
   Extraordinary gain                                  .01             .07
                                               ------------    ------------
   Net income (loss) per share                  $      .02    ($       .18)
                                               ============    ============

*Net reduction of shares of 667,335 is anti-dilutive and therefore not presented.


                ALTERNATE POSTAL DELIVERY, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

G.   Leases:

     The Company leases certain office facilities, warehouse facilities, and equipment used in its operations. Future minimum rental payments required under leases that have initial or remaining terms in excess of one year at December 31, 1997 are as follows:

             Year                         Capital      Operating
             1998                         $  8,409      $110,166
             1999                            3,548        41,082
             2000                                         18,543
                                         ---------    ----------
                                            11,957      $169,791
                                                      ==========
             Less amount representing
                  imputed interest           1,563
                                         ---------
                                            10,394
             Less current portion            7,116
                                         ---------
                                          $  3,278
                                         =========

     Rental expense for facilities, transportation vehicles and equipment for the years ended December 31, 1997 and 1996 was approximately $273,900 and $300,900, respectively.

H.   Other Operating Expenses:

     In 1996, the Company incurred start-up expenses for a project which the Company chose not to pursue in the amount of $193,525. In addition, the Company incurred acquisition expenses of $59,248 in connection with the pooling-of-interest transaction completed on March 29, 1996.

I.   Income Taxes:

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


                ALTERNATE POSTAL DELIVERY, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

I.  Income Taxes, continued:

     Income tax expense for the years ended December 31, 1997 and 1996 consists of the following:

                                               Year Ended
                                               December 31,
                                             1997       1996
                                           ---------  ---------
       Federal:
            Deferred expense (benefit)     $ 59,000   ($183,000)
            Change in valuation allowance (  59,000)    183,000
       State:                                 4,217       6,430


                                           --------    --------
                                           $  4,217    $  6,430
                                           ========    ========

     Major components of the Company's deferred taxes are as follows:

                                               December 31,
                                             1997        1996
                                           --------   ---------
       Receivable allowance              $   35,000  $   34,000
       Vacation accrual                      43,000      50,000
       Deferred compensation                 11,000
       Net operating loss carryforward    1,662,000   1,726,000
       Valuation allowance               (1,751,000) (1,810,000)
                                         ----------   ---------
                                         $     -     $     -
                                         ==========   =========

     At December 31, 1997, the Company has net operating loss carryforwards of approximately $4,900,000, which are available to reduce future taxable income. These carryforwards expire in 2005 to 2010. The net operating loss carryforwards include approximately $3,100,000 which relate to the operations of NHD prior to the pooling of interest and are subject to certain limitations.

J.   Stock Options:

     The Company has a Long-Term Incentive Stock Option Plan (the "Incentive Plan") and an Outside Directors and Advisors Stock Option Plan (the "Directors & Advisors Plan"), to encourage stock ownership by employees, officers, directors and other individuals as determined by the Board of Directors or a committee appointed by the Board of Directors. Options granted under the Incentive Plan may be either incentive stock options as defined by the Internal Revenue Code, or nonqualified stock options. All options under the Directors & Advisors Plan are nonqualified options. Options granted under the Directors and Advisors Plan are vested when granted and have a term of 10 years. Options granted under the Incentive Plan have a vesting period of 6 months to 5 years with terms ranging from 5 to 10 years. In connection with


                ALTERNATE POSTAL DELIVERY, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

J.  Stock Options, continued:

these plans, the Company has reserved a total of 450,000 shares of common stock. Options were not granted at less than the fair market value of the Company's common stock on the date of grant, therefore, no compensation expense has been recognized in 1997 or 1996.

     In conjunction with the acquisition in 1996 of National Home Delivery, Inc., stock options of National Home Delivery, Inc. were exchanged for 129,069 incentive options of the Company. As of December 31, 1997, these options are outstanding and exercisable.

     In January 1997, the Company's Stock Option Committee elected to reprice certain stock options as an incentive for retention and motivation of the Company's personnel, including certain options granted to executive officers. The Committee believed that outstanding stock options with an exercise price substantially in excess of the current market price no longer served to encourage employee retention or to motivate high levels of performance. Eligible employees were permitted to exchange all eligible outstanding options, whether vested or unvested, on a one-for-one basis for new options under the Company's Incentive Plan and options issued in connection with the acquisition of National Home Delivery, Inc. The exercise price of all of the repriced options is equal to the closing price on the Nasdaq Small Cap market on January 21, 1997 of $3.125. All options previously vested were exchanged for options with a new one year vesting. All options not previously vested were issued with a two year vesting.

     The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plans. Had compensation cost for the Company's stock based plans been determined based on the fair value at the 1997 and 1996 grant dates, consistent with the method prescribed by the Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation", the Company's net income (loss) and income (loss) per share would have been adjusted to the proforma amounts indicated in the following table:

                                         Year Ended
                                        December 31,
                                      1997        1996
                                   -----------  -----------
          Net Income (Loss)
            As Reported              $ 87,806    ($603,543)
            Pro Forma               ($187,935)   ($856,163)

          Income (Loss) Per Share
            As Reported
              Basic                     $0.02       ($0.15)
              Diluted                   $0.02       ($0.18)
            Pro Forma
              Basic                    ($0.05)      ($0.21)
              Diluted                  ($0.06)      ($0.26)


                 ALTERNATE POSTAL DELIVERY, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

J.   Stock Options, continued:

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for December 31, 1997 and 1996; risk free rate of six percent; no dividend yield for all years; expected life 5 years; and volatility of 41 percent. Option valuation models, like the stock price Black-Scholes model, require the input of highly subjective assumptions including the expected stock price volatility. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

                          December 31, 1997      December 31, 1996
                         --------------------   ---------------------
                         Options    Weighted-    Options    Weighted-
                                       Avg.                    Avg.
                                    Exercise                Exercise
                                      Price                   Price
                        ---------   ---------   ---------   ---------
Outstanding-beginning
of year                  298,546     $5.07       235,569     $5.00

Granted                   64,800     $2.78        84,927     $5.24

Forfeited                 20,627     $5.38         9,150     $5.10

Expired                    7,850     $5.07        12,800     $5.00

Repriced                 224,096     $3.15

Outstanding-end of year  334,869     $3.42       298,546     $5.07

Exercisable at end of
year                      47,500     $4.01       227,019     $5.01

Weighted-average fair
value of options granted
during the year            $1.23                   $2.35

Options outstanding as of December 31, 1997 are described below:

                                       Weighted Avg     Weighted Avg
    Range of Prices        Options    Exercise Price   Remaining Term
    ----------------       -------    --------------   ---------------
    $2.500 to $2.625        37,500        $2.53            9.41 years
    $2.626 to $3.625       249,869        $3.19            7.34 years
    $3.626 to $5.875        47,500        $5.35            8.08 years
    ----------------       -------        -----            ----------
    $2.500 to $5.875       334,869        $3.42            7.68 years


                 ALTERNATE POSTAL DELIVERY, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

K.   Other Income, net:


     Other income, net consists of the following:

                                                 1997             1996
                                             -----------      -----------
         Interest income                     $   81,256       $  153,397
         Interest expense                   (    20,756)     (   103,336)
         Loss on sale of assets             (       749)     (    13,352)
                                             -----------      -----------
                                             $   59,751       $   36,709
                                             ===========      ===========

L.   Related Party Transactions:

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


Item 8. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

     None.
                             PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     Incorporated by reference to the Company's definitive proxy materials to be filed with the Commission on or about April 6, 1998.

Item 10.  Executive Compensation

     Incorporated by reference to the Company's definitive proxy materials to be filed with the Commission on or about April 6, 1998.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     Incorporated by reference to the Company's definitive proxy materials to be filed with the Commission on or about April 6, 1998.

Item 12.  Certain Relationships and Related Transactions

     Incorporated by reference to the Company's definitive proxy materials to be filed with the Commission on or about April 6, 1998.

Item 13.  Exhibits and Reports on Form 8-K

Reports on Form 8-K

     The following reports on Form 8-K were filed by the Company during the last quarter of the fiscal year ended December 31, 1997.

     None.                            SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              ALTERNATE POSTAL DELIVERY, INC.



Dated: March 30, 1998               By:/s/Phillip D. Miller


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                                                              Dated

/s/Phillip D. Miller                                          March 30, 1998
Phillip D. Miller, Chief Executive Officer and
President (Principal executive officer) and Chairman of the
Board of Directors



/s/Sandra J. Smith                                            March 30, 1998
Sandra J. Smith, Chief Financial Officer and
Treasurer (Principal accounting and financial officer)



/s/Stan Henry                                                 March 30, 1998
Stan Henry, Director



/s/Thomas Hiatt                                               March 30, 1998
Thomas Hiatt, Director



/s/Harry Edelson                                              March 30, 1998
Harry Edelson, Director

                              INDEX TO EXHIBITS

Index No.  Description                                                  Page#

2.1        Asset Purchase Agreement with Preferred Customer Delivery, Inc.
           dated January 24, 1996 (3)
2.2        Acquisition Agreement with National Home Delivery, Inc.
           dated March 29, 1996 (4)
3.1        Amended and Restated Articles of Incorporation of
           the Company (1)
3.2        Bylaws of the Company, as amended (1)
4.1        Form of Stock Certificate evidencing Common Stock,
           no par value (1)
4.2        Form of Lock-Up Agreement executed by certain
           shareholders (1)
4.3        1995 Long-Term Incentive and Stock Option Plan (1)
4.4        1995 Outside Directors and Advisors Stock Option Plan (1)
4.5        Outside Directors Deferred Compensation Plan (1)
4.6        Form of Noteholder Warrant (1)
4.7        Form of Registration Rights Agreement with Noteholders(1)
10.1       Forms of Agreement with Newspaper Affiliates (1)
10.2       Form of Agreement with Magazine Publishers (1)
10.3       Employment Agreement dated July 21, 1995 between the
           Company and Phillip D. Miller (1)
10.4       Agreement dated July 21, 1995 between the Company and
           D.B. Krieger regarding his role as Chairman (1)
10.5       Form of Software License Agreement (1)
10.7       Financial Services Agreement dated October 21, 1994
           between the Company and Carnegie Hill Company, and
           amendment dated January 3, 1995 (1)
10.8       Lease Renewal dated August 8, 1995 for Grand Rapids,
           MI Executive Offices (2)
10.9       Lease for Santa Rosa, CA warehouse and office space (2)
10.10      Lease for Concord, CA warehouse and office space (2)
10.11      Lease for San Leandro, CA warehouse and office space (2)
10.12      Sublease for San Leandro, CA warehouse and office space (2)
10.13      Lease for St. Petersburg, FL warehouse sites (2)
10.14      Lease for St. Petersburg, FL warehouse and office space (2)
21.1       List of Subsidiaries of the Company (5)                       35
________________________

(1) Incorporated by reference to said exhibit included in Registration Statement on form SB-2, Commission File No. 33-95332C.
(2) Incorporated by reference to said exhibit filed with the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1995.
(3)   Incorporated by reference to Form 8-K/A (dated April 4, 1996)
(4)   Incorporated by reference to Form 8-K (dated April 11, 1996)
(5)   Filed herewith.
(6) All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are either included within the financial statements, not required under the related instruction, or are not applicable and, therefore, have been omitted.