Form 10QSB
period 1998-03-31
ALTERNATE POSTAL DELIVERY INC
filed 1998-05-12
CIK 949244

United States
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549

                                 FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

                                    OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934


                      Commission File Number 0-26624
                     ALTERNATE MARKETING NETWORKS, INC.
                  formerly ALTERNATE POSTAL DELIVERY, INC.
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

As of May 5, 1998, 4,020,127 shares of the issuer's common stock were outstanding.

                         This report contains 13 pages.


                       ALTERNATE MARKETING NETWORKS, INC.

                                  FORM 10-QSB

                                     INDEX


                                                                      Page
PART I.   Financial Information:                                      No.

          Condensed Consolidated Balance Sheets - March 31, 1998,
           and December 31, 1997. . . . . . . . . . . . . . . . . . . 3 & 4

          Condensed Consolidated Statements of Operations - three
           months ended March 31, 1998 and 1997. . . . . . . . . . . . . .5

          Condensed Consolidated Statements of Cash Flows - three
           months ended March 31, 1998 and 1997 . . . . . . . . . . . . . 6

          Notes to Condensed Consolidated Financial Statements. . . . . 7-8

          Management's Discussion and Analysis or Plan
           of Operation. . . . . . . . . . . . . . . . . . . . . . . . 9-10

PART II.  Other Information:

          Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .11

          Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . .12


Part I.  Financial Information

             ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES

                    Condensed Consolidated Balance Sheets

                                  ASSETS
                                                March 31,      December 31,
                                                  1998             1997
                                               (unaudited)
                                               ------------    ------------
Current assets:
     Cash and cash equivalents                 $   738,079     $ 1,057,898
     Accounts receivable, trade, less
      allowance of $106,450 and $103,800
      at March 31 and December 31 respectively   3,191,732       2,392,855
     Notes receivable, current portion              32,466
     Prepaid expenses and other assets             203,916         164,902
                                               ------------    ------------
          Total current assets                   4,166,193       3,615,655

Notes receivable, less current portion                              36,005

Property and equipment:
     Computer equipment                            568,777         562,741
     Furniture and fixtures                        418,716         411,087
                                               ------------    ------------
                                                   987,493         973,828
     Accumulated depreciation and
      amortization                                (802,410)       (780,450)
                                               ------------    ------------
                                                   185,083         193,378

Computer software, net                             133,933         126,486

Intangible assets, net                           1,117,947       1,138,876

0ther assets                                         5,158           7,241
                                               ------------    ------------
                                               $ 5,608,314     $ 5,117,641
                                               ============    ============

                                  Continued


             ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES

                    Condensed Consolidated Balance Sheets

                                 LIABILITIES

                                                March 31,      December 31,
                                                  1998             1997
                                               (unaudited)
                                               ------------    ------------
Current liabilities:
     Accounts payable                          $   931,450     $   630,792
     Accounts payable, related parties              45,062          76,993
     Accrued liabilities                           299,019         315,644
     Deferred revenue                              371,841          68,369
     Current portion of capitalized lease
      obligations                                    6,085           7,116
     Current portion of long-term debt              95,938          97,500
                                               ------------    ------------
          Total current liabilities              1,749,395       1,196,414


Capitalized lease obligations, less current
 portion                                             1,917           3,278

Commitments and contingencies (Note A)

                              SHAREHOLDERS' EQUITY

Preferred stock-no par value, 2,000,000
 authorized, no shares issued and outstanding
Common stock-no par value, voting, 8,000,000
 authorized shares; 4,030,127 shares issued and
 outstanding at March 31, 1998 and 4,022,894
 at December 31, 1997                            9,709,229       9,677,530
Accumulated losses, through September 30, 1993
 (Note 4)                                       (1,291,039)     (1,291,039)
                                               ------------    ------------
          Total common stock                     8,418,190       8,386,491

Accumulated losses, since October 1, 1993
 (Note 4)                                       (4,561,188)     (4,468,542)
                                               ------------    ------------
          Total shareholders' equity             3,857,002       3,917,949
                                               ------------    ------------
                                               $ 5,608,314     $ 5,117,641
                                               ============    ============

  The accompanying notes are an integral part of the condensed consolidated financial statements.


             ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations

                                                Three months ended
                                                     March 31,
                                           ----------------------------
                                                1998           1997
                                           -------------  -------------
                                                   (unaudited)
Net sales                                    $4,238,896     $4,045,909
Cost of sales                                 3,205,939      2,893,137
                                            ------------   ------------
     Gross profit                             1,032,957      1,152,772
Selling, general and administrative expenses  1,135,734      1,196,546
                                            ------------   ------------
     Loss from operations                   (   102,777)   (    43,774)
Other income and (expense), net                  11,881         12,430
                                            ------------   ------------
Loss before income taxes and
 extraordinary gain                         (    90,896)   (    31,344)
Income tax expense (benefit)                      1,750    (     3,460)
                                            ------------   ------------
Loss before extraordinary gain              (    92,646)   (    27,884)
Extraordinary gain from early
 retirement of debt                                             38,145
                                            ------------   ------------
Net income (loss)                           ($   92,646)    $   10,261
                                            ============   ============
Net income (loss) per share: (Note 3)
 Basic:
 Loss before extraordinary gain             ($      .02)   ($      .01)
 Extraordinary gain                                                .01
                                            ------------   ------------
     Net income (loss)                      ($      .02)    $      .00
                                            ============   ============
 Diluted:
 Loss before extraordinary gain             ($      .02)   ($      .01)
 Extraordinary gain                                                .01
                                            ------------   ------------
     Net income (loss)                      ($      .02)    $      .00
                                            ============   ============

Weighted average number of shares
 outstanding: (Note 3)
 Basic                                         4,029,806     4,022,894
                                            ============   ============
 Diluted                                       4,029,806     4,022,894
                                            ============   ============


  The accompanying notes are an integral part of the condensed consolidated financial statements.


             ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows

                                                    Three months ended
                                                         March 31,
                                               --------------------------
                                                   1998          1997
                                               ------------  ------------
                                                       (unaudited)

Net cash flows from operating activities       ($  289,292)   $  630,844
                                               ------------  ------------
Net cash flows from investing activities       (    26,573)  (    24,657)
                                               ------------  ------------
Net cash flows from financing activities       (     3,954)  (   463,236)
                                               ------------  ------------
Net increase (decrease) in cash and
 cash equivalents                              (   319,819)      142,951

Cash and cash equivalents, beginning
 of period                                       1,057,898     1,857,955
                                               ------------  ------------
Cash and cash equivalents, end of
 period                                         $  738,079    $2,000,906
                                               ============  ============

  The accompanying notes are an integral part of the condensed consolidated financial statements.


             ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)

1. The interim financial data is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the results of operations for the interim periods. The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results of operations expected for the year ended December 31, 1998.

2. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's financial statements filed as part of the Company's Form 10-KSB. This quarterly report should be read in conjunction with the Form 10-KSB.

3.   Net Income (Loss) Per Share Calculation:

                                                 Three months ended
                                                      March 31,
                                            ---------------------------
                                                 1998           1997
                                            ------------   ------------

Income (Numerator):
 Loss before extraordinary gain            ($    92,646)  ($    27,884)
 Extraordinary gain from early retirement
  of debt                                                       38,145
                                            ------------   ------------
   Net income (loss)                       ($    92,646)   $    10,261
                                            ============   ============

Shares (Denominator):
 Basic income (loss) per share:
 Actual weighted average shares outstanding   4,029,806      4,022,894
                                            ============   ============
 Basic income (loss) per share:
 Loss before extraordinary gain            ($       .02)  ($       .01)
 Extraordinary gain                                                .01
                                            ------------   ------------
     Net income (loss) per share           ($       .02)   $       .00
                                            ============   ============


             ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
                                 (unaudited)

3.   Net Income (Loss) Per Share Calculation, continued:

                                                 Three months ended
                                                      March 31,
                                            ---------------------------
                                                 1998           1997
                                            ------------   ------------

 Diluted income (loss) per share:
 Actual weighted average shares outstanding   4,029,806      4,022,894
 Shares upon conversion of warrants and
  options                                         *              *
                                            ------------   ------------
 Adjusted shares outstanding                  4,029,806      4,022,894
                                            ============   ============
 Diluted income (loss) per share:
 Loss before extraordinary gain            ($       .02)   ($      .01)
 Extraordinary gain                                                .01
                                            ------------   ------------
     Net income (loss) per share           ($       .02)   $       .00
                                            ============   ============

* The incremental shares are not included in the computation due to the loss before extraordinary gain and the exercise prices of the warrants and options exceeding the average market price of the common stock.

4. Accumulated losses, through September 30, 1993, represent the losses and capital of the Company during the period of time it was a subchapter S corporation. All subsequent losses of the combined entities are presented under Accumulated losses, since October 1, 1993.


             ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview and Plan of Operation

    During the quarter ended March 31, 1998, the Company announced its decision to change its corporate name from Alternate Postal Delivery, Inc. to Alternate Marketing Networks, Inc. to reflect the Company's emergence as a marketing services company, and consistent with its new strategic direction, also announced its plan to suspend its traditional magazine business effective July 1, 1998. In addition, the Company promoted Ruth Ann Carroll to Executive Vice President. Ms. Carroll's more than 12 years experience with Donnelley Marketing, a marketing services company, where she assisted consumer goods companies with coupon and product sampling programs, offers the Company the high-powered industry experience to achieve the Company's financial goals.

     The Company also implemented its proprietary software and database system, the Media Optimizer TM, in the first quarter. This new system will enable the Company to improve targeting, tracking and efficiencies for its clients.

     The Company has introduced a new public web site (http://www.altposd.com) and marketing material to promote its new name and brands. The Company will be offering its products to national advertisers under the following brand names:

                      - APD In-home Sampling Network
                      - USSPI Newspaper Network
                      - Alternate Postal Direct Network

     The Company's clients include national advertisers who place Run of Press
(ROP) or insert advertisements into newspapers, package goods clients who desire a sample to be delivered to a targeted household audience, and telephone directory publishers who wish to have their directories delivered to the households of communities across the nation. The Company believes it offers these clients unrestricted reach, unequaled access and unduplicated delivery to approximately 100 million households nationally.

Results of Operation

     The first quarter of 1998 showed an overall approximate 5% increase in revenues over the same period in 1997. During that period, revenues from magazine deliveries were down approximately 38%. While the Company performed several sample "test" programs in the first quarter of 1998, it had only one full sample program. It currently has three full sample programs scheduled for the second quarter of 1998.

     During this quarter, the Company incurred increased selling expenses over the same period last year, including an approximate increase of $35,000 in travel expenses. The Company expects to continue this investment into sales in the second quarter, but anticipates improved efficiencies in its selling expenses in the second half of 1998. Overall, the Company decreased operating expenses by approximately $60,000 over the same quarter in the previous year due to planned overhead reductions.

     Other income and (expense), net consists of interest income and interest expense. Interest income for the three months ended March 31, 1998 and 1997 was $12,580 and $23,541 respectively. Interest expense for the three months ended March 31, 1998 and 1997 was $699 and $11,111 respectively. The decrease in interest income and expense is attributable to the use of cash for debt reduction in 1997.

     Due to the timing of sample programs, the Company's revenues may fluctuate from quarter to quarter and in comparison to the previous year.

Liquidity and Capital Resources

     During the first quarter of 1998, the Company realized a decrease in cash of $319,819 largely attributable to working capital fluctuations and the net loss. Accounts receivable increased approximately $799,000 during the first quarter, and deferred revenue increased by approximately $303,000, largely due to the timing of sample and phone directory deliveries. These two revenue sources fluctuate from quarter to quarter. For the same quarter of the previous year, the Company recognized a net increase in cash of $142,951. During this 1997 quarter, accounts receivable increased approximately $413,000 and deferred revenue increased $1,363,000.

     Cash used for additions to property, equipment, and software for the three months ended March 31, 1998 and 1997 was approximately $30,000 and $13,000, respectively. In addition, the Company used cash for the net reduction of notes payable for the three months ended March 31, 1998 and 1997 of approximately $2,000 and $454,000, respectively.

     The Company has a bank line of credit for $500,000 to assist in future cash flow needs. The Company believes that this line of credit along with its current cash balance will enable it to fund its current growth plans as well as meet its presently anticipated capital requirements for the next twelve months.

Outlook for Remainder of 1998

     The Company expects a modest increase in net sales for fiscal 1998 even though it intends to discontinue its traditional magazine business effective July 1, 1998. In fiscal 1997 the Company showed a slight decrease of 7% in net sales while significantly reducing total selling, general and administrative expenses.

     The Company also expects a positive operating profit of approximately one percent of revenues compared to essentially a break even in 1997. This assumes no business acquisitions in 1998.

Forward-looking Statements

     Except for historical information contained herein, the matters set forth in this management discussion and analysis are forward-looking statements based on current expectations. Actual results may differ materially. These forward-looking statements involve a number of risks and uncertainties including, but not limited to, competition, the timing of receipt of orders, the implementation of the Company's re-orientation as a marketing services Company, the effectiveness of the marketing program, and the Company's success in capitalizing on its strategic alliances.

PART II.    Other Information:


Item 6.     Exhibits and Reports on Form 8-K.

Exhibit 3.3 Certificate of Amendment to the Articles Of
            Incorporation.     Page 13.

During the period of this report, there were no filings on Form 8-K.


                             SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ALTERNATE MARKETING NETWORKS, INC.


Date: May 11, 1998                       By: /s/Phillip D. Miller
                                            Phillip D. Miller
                                            President and Chief Executive
                                            Officer
                                         By: /s/Sandra J. Smith
                                            Sandra J. Smith
                                            Chief Financial Officer