Form 10QSB
period 1998-06-30
ALTERNATE POSTAL DELIVERY INC
filed 1998-08-07
CIK 949244

United States
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549

                                FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998

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

As of August 1, 1998, 4,020,127 shares of the issuer's common stock were outstanding.

                        This report contains 12 pages.


                       ALTERNATE MARKETING NETWORKS, INC.

                                  FORM 10-QSB

                                    INDEX



                                                             Page
PART I.   Financial Information:                              No.

          Condensed Consolidated Balance Sheets - June 30, 1998,
           and December 31, 1997. . . . . . . . . . . . . . . . . . . 3 & 4

          Condensed Consolidated Statements of Operations - three
           and six months ended June 30, 1998 and 1997 . . . . . . . . . .5

          Condensed Consolidated Statements of Cash Flows - six
           months ended June 30, 1998 and 1997. . . . . . . . . . . . . . 6

          Notes to Condensed Consolidated Financial Statements. . . . 7 & 8

          Management's Discussion and Analysis or Plan
           of Operation. . . . . . . . . . . . . . . . . . . . . . . 9 & 10

PART II.  Other Information:

          Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .11

          Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . .12


Part I.  Financial Information

             ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES

                    Condensed Consolidated Balance Sheets

                                  ASSETS
                                                  June 30,     December 31,
                                                   1998            1997
                                                (unaudited)
                                               ------------     ------------
Current assets:
     Cash and cash equivalents                 $   510,120     $ 1,057,898
     Accounts receivable, trade, less
      allowance of $86,950 and $103,800
      at June 30 and December 31 respectively    3,813,668       2,392,855
     Notes receivable, current portion              30,789
     Prepaid expenses and other assets             149,315         164,902
                                               -----------     -----------
          Total current assets                   4,503,892       3,615,655

Notes receivable, less current portion                              36,005

Property and equipment:
     Computer equipment                            311,196         562,741
     Furniture and fixtures                        271,581         411,087
                                               -----------     -----------
                                                   582,777         973,828

     Accumulated depreciation and
      amortization                                (411,087)       (780,450)
                                               -----------     -----------
                                                   171,690         193,378

Computer software, net                             163,370         126,486

Intangible assets, net                           1,097,018       1,138,876

0ther assets                                         5,158           7,241
                                               -----------     -----------
                                               $ 5,941,128     $ 5,117,641
                                               ===========     ===========

                                  Continued

             ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES

                    Condensed Consolidated Balance Sheets

                                 LIABILITIES

                                                 June 30,      December 31,
                                                  1998            1997
                                               (unaudited)
                                               -----------     -----------
Current liabilities:
     Notes payable, bank                       $   250,000     $
     Accounts payable                              952,482         630,792
     Accounts payable, related parties              16,242          76,993
     Accrued liabilities                           232,897         315,644
     Deferred revenue                              537,314          68,369
     Current portion of capitalized lease
       obligations                                   5,320           7,116
     Current portion of long-term debt              94,375          97,500
                                                 ---------       ---------
          Total current liabilities              2,088,630       1,196,414

Capitalized lease obligations, less current
 portion                                               487           3,278

Commitments and contingencies

                              SHAREHOLDERS' EQUITY

Preferred stock-no par value, 2,000,000
 authorized shares, no shares issued and
 outstanding
Common stock-no par value, voting, 8,000,000
 authorized shares; 4,020,127 shares issued and
 outstanding at June 30, 1998 and 4,022,894
 at December 31, 1997                            9,699,229       9,677,530
Accumulated losses, through September 30, 1993
 (Note 4)                                       (1,291,039)     (1,291,039)
                                                 ---------       ---------
          Total common stock                     8,408,190       8,386,491

Accumulated losses, since October 1, 1993
 (Note 4)                                       (4,556,179)     (4,468,542)
                                                 ---------       ---------
          Total shareholders' equity             3,852,011       3,917,949
                                                 ---------       ---------
                                               $ 5,941,128     $ 5,117,641
                                               ===========     ===========

  The accompanying notes are an integral part of the condensed consolidated financial statements.

             ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES

              Condensed Consolidated Statements of Operations

                                 Three months ended         Six months ended
                                       June 30,                June 30,
                              ----------------------  ------------------------
                                 1998        1997        1998        1997
                              ----------  ----------  -----------  -----------
                                   (unaudited)              (unaudited)
Net sales                    $4,776,411  $5,352,123  $9,015,307   $ 9,398,032
Cost of sales                 3,698,902   4,071,619   6,904,841     6,964,756
                              ---------  ----------  -----------  -----------
     Gross profit             1,077,509   1,280,504   2,110,466     2,433,276
Selling, general and
 administrative expenses      1,070,990   1,262,924   2,206,724     2,459,470
                             ----------  ----------  -----------  -----------
Income (loss) from operations     6,519      17,580  (   96,258) (     26,194)
Other income (expense), net  (      610)     22,614      11,271        35,044
                             ----------  ----------  -----------  -----------
Income (loss) before income
 taxes and extraordinary gain     5,909      40,194  (   84,987)        8,850
Income tax expense(benefit)         900       1,300       2,650  (      2,160)
                             ----------  ----------  -----------  -----------
Income (loss) before
 extraordinary gain               5,009      38,894  (   87,637)       11,010
Extraordinary gain from early
 retirement of debt                                                    38,145
                             ----------  ----------   ----------- -----------
Net income (loss)            $    5,009  $   38,894  ($  87,637)  $    49,155
                             ==========  ==========   ==========  ===========
Income (loss) per share (Note 3)
Basic:
Income (loss) before
 extraordinary gain          $      .00  $      .01  ($     .02)  $       .00
Extraordinary gain                  .00         .00         .00           .01
                             ----------  ----------  -----------  -----------
Net income (loss)            $      .00  $      .01  ($     .02)  $       .01
                             ==========  ==========  ===========  ===========
Diluted:
Income (loss) before
 extraordinary gain          $      .00  $      .01  ($     .02)  $       .00
Extraordinary gain                  .00         .00         .00           .01
                             ----------  ----------  -----------  -----------
Net income (loss)            $      .00  $      .01  ($     .02)  $       .01
                             ==========  ==========  ===========  ===========
Weighted average number of shares
 outstanding: (Note 3)
  Basic                       4,021,127   4,022,894   4,025,466     4,022,894
                             ==========  ==========  ===========  ===========
  Diluted                     4,021,127   4,022,894   4,025,466     4,022,894
                             ==========  ==========  ===========  ===========

  The accompanying notes are an integral part of the condensed consolidated financial statements.


             ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES

              Condensed Consolidated Statements of Cash Flows

                                                    Six months ended
                                                        June 30,
                                               --------------------------
                                                   1998          1997
                                               ------------  ------------
                                                      (unaudited)

Net cash flows from operating activities       ($  703,105)  ($  180,931)
                                                ----------    ----------
Net cash flows from investing activities       (    86,961)  (    87,297)
                                                ----------    ----------
Net cash flows from financing activities           242,288   (   246,126)
                                                ----------    ----------
Net increase (decrease) in cash and
 cash equivalents                              (   547,778)  (   514,354)

Cash and cash equivalents, beginning
 of period                                       1,057,898     1,857,955
                                                ----------    ----------
Cash and cash equivalents, end of
 period                                         $  510,120    $1,343,601
                                                ==========    ==========

  The accompanying notes are an integral part of the condensed consolidated financial statements.

             ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)

1. The interim financial data is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the results of operations for the interim periods. The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results of operations expected for the year ended December 31, 1998.

2. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's financial statements filed as part of the Company's Form 10-KSB. This quarterly report should be read in conjunction with the Form 10-KSB.

3.  Net Income (Loss) Per Share Calculation:

                                 Three months ended         Six months ended
                                       June 30,                June 30,
                              ----------------------  ------------------------
                                 1998        1997        1998        1997
                              ----------  ----------  -----------  -----------
Income (Numerator):
 Income (loss) before
  extraordinary gain          $    5,009  $   38,894  ($  87,637) $    11,010
 Extraordinary gain from early
  retirement of debt                                                   38,145
                              ----------  ----------  -----------  -----------
  Net income (loss)           $    5,009  $   38,894  ($  87,637)  $   49,155
                              ==========  ==========   ==========  ===========
Shares (Denominator):

Basic income (loss) per share:

Actual weighted average
  shares outstanding           4,021,127   4,022,894   4,025,466    4,022,894
                              ==========  ==========   ==========  ===========
Basic income (loss) per share:
Loss before extraordinary
  gain                        $      .00  $      .01  ($     .02)  $      .00
Extraordinary gain                   .00         .00         .00          .01
                              ----------  ----------   ----------  ----------
  Net income (loss) per share $      .00  $      .01  ($     .02)  $      .01
                              ==========  ==========   ==========  ==========

             ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
                                 (unaudited)

3.   Net Income (Loss) Per Share Calculation, continued:

                                 Three months ended         Six months ended
                                       June 30,                June 30,
                              ----------------------  ------------------------
                                 1998        1997        1998        1997
                              ----------  ----------  -----------  -----------

Diluted income (loss) per share:

Actual weighted average
  shares outstanding           4,021,127   4,022,894   4,025,466    4,022,894
 Shares upon conversion of
  warrants and options             *           *           *            *
                              ----------   ---------   ---------   -----------
                               4,021,127   4,022,894   4,025,466    4,022,894
                              ==========  ==========   ==========  ===========

Diluted income (loss) per share:
Loss before extraordinary
  gain                        $      .00  $      .01  ($     .02)  $      .00
 Extraordinary gain                  .00         .00         .00          .01
                              ----------  ----------   ----------  ----------
  Net income (loss) per share $      .00  $      .01  ($     .02)  $      .01
                              ==========  ==========   ==========  ==========

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


             ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Overview and Plan of Operation

    During the quarter ended June 30, 1998, the Company ratified the change of its name from Alternate Postal Delivery, Inc. to Alternate Marketing Networks, Inc. at its annual meeting. The name change reflects a change in strategic direction which was further implemented during the quarter by the suspension of the Company's traditional magazine delivery business, and increased focus on product sampling, suburban newspaper advertising and telephone directory deliveries. This quarter completes the transformation of the Company from a private postal system to a marketing services company.

     The Company's clients include national advertisers who place Run of Press
(ROP) or insert advertisements into newspapers, packaged goods clients who desire a sample to be delivered to a targeted household audience, and telephone directory publishers who wish to have their directories delivered to the households of communities across the nation. The Company believes it offers these clients unrestricted reach, unequaled access and unduplicated delivery to approximately 100 million households nationally.

     At the end of this quarter, the Company entered into a new chapter with its marketing alliance partner News America Marketing (previously News America
FSI). While the Company will continue its marketing relationship with News America Marketing, the new relationship will reflect the changes that occurred due to News America's acquisition of the In-Store coupon and sampling company Act Media earlier this year as well as the Company's strategic change, described above.

     The Company also began operations of its new packaging capability with Admiral Packaging, a division of Union Industries. This initiative will afford the Company's newspaper sampling clients improved services and pricing.

Results of Operations

    The second quarter of 1998 showed an approximate 12 percent increase in revenue over the first quarter and an approximate 12 percent decrease in revenue from the same period in 1997. The decrease from the same period in 1997 primarily resulted from the decrease in magazine deliveries. The Company completed several national product sample programs during the 1998 second quarter and currently has three national programs scheduled for the third quarter.

     The six month period ended June 30, 1998 generated revenues slightly below those of the previous year as increased revenues from suburban newspaper advertising fell short of the decreases in areas such as magazine deliveries.

     During the quarter, the Company decreased operating expenses by approximately $190,000 over the same quarter in the previous year due to efficiencies. These same efficiencies from the first quarter have allowed the Company to recognize a decrease of over $250,000 over the previous year for the same six month period.

     Interest income for the three months ended June 30, 1998 and 1997 was $6,969 and $27,024 respectively. Interest expense for the three months ended June 30, 1998 and 1997 was $3,102 and $4,410 respectively.

     Due to the timing of primarily product sample programs, the Company's revenues may fluctuate from quarter to quarter and in comparison to last year.

Liquidity and Capital Resources

     During the first six months of 1998, the Company's cash balance decreased by approximately $550,000 primarily due to working capital fluctuations. Accounts receivable increased approximately $1.4 million during this period as the magazine delivery business, which was prepaid, was replaced by other revenues with longer payment terms. In addition, the Company used approximately $90,000 to purchase computer and office equipment and to enhance the capabilities of its software and database system, the Media Optimizer TM.

     During the same period in 1997, the Company's cash balance decreased by approximately $500,000. Approximately half of this was used for debt reduction. The Company used approximately $80,000 to purchase computer and office equipment and programming for its software and database system, the Media Optimizer TM.

     The Company has a bank line of credit for $500,000 to assist in future cash flow needs. The interest rate is 1/2 percent over bank prime and the line of credit is secured by accounts receivable. As of June 30, 1998, $250,000 is outstanding with a maturity date of November 30, 1998. The Company believes that this line of credit along with its current cash balance will enable it to fund its current growth plans as well as meet its presently anticipated capital requirements for the next twelve months.

Outlook for the Future

     The Company's financial outlook for 1998 remains essentially the same as reported in the first quarter. To summarize, the Company expects an increase in net sales for 1998 even with the suspension of its traditional magazine delivery revenue. The Company also expects a positive operating profit of approximately one percent of revenues.

Forward-looking Statements

     Except for historical information contained herein, the matters set forth in this management discussion and analysis are forward-looking statements based on current expectations. Actual results may differ materially. These forward-looking statements involve a number of risks and uncertainties including, but not limited to, competition, the timing of receipt of orders, the implementation of the Company's reorientation as a marketing services company, the effectiveness of the marketing program, and the Company's success in developing and capitalizing on strategic alliances.

PART II.    Other Information:

Item 4.     Submission of Matters to a Vote of Security Holders.

     The Company held its annual shareholders meeting on April 30, 1998. Votes were cast for the election of directors as follows:

                                               FOR       WITHHELD
     Phillip D. Miller                      3,803,293     2,900
     Stan Henry                             3,803,293     2,900
     Harry Edelson                          3,803,293     2,900
     Thomas Hiatt                           3,803,293     2,900

Votes were cast to amend the Company's Restated Articles of Incorporation to change the name of the Company to Alternate Marketing Networks, Inc. as follows:

              FOR               AGAINST              ABSTAIN
           3,798,393                300               7,500

Votes were cast for the appointment of PricewaterhouseCoopers, LLP, formerly Coopers & Lybrand, LLP, as the Company's certified public accountants for the fiscal year ending December 31, 1998 as follows:

              FOR               AGAINST              ABSTAIN
           3,797,873                 20               8,300


Item 6.     Exhibits and Reports on Form 8-K.


During the period of this report, there were no filings on Form 8-K.


                                SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ALTERNATE MARKETING NETWORKS, INC.


Date: August 7, 1998                      By: /s/Phillip D. Miller
                                            Phillip D. Miller
                                            President and Chief Executive
                                            Officer
                                          By: /s/Sandra J. Smith
                                            Sandra J. Smith
                                            Chief Financial Officer