Form 10QSB
period 1998-09-30
ALTERNATE POSTAL DELIVERY INC
filed 1998-11-04
CIK 949244

United States
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                               FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 1998

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

As of October 28, 1998, 3,888,627 shares of the issuer's common stock were outstanding.

                       This report contains 14 pages.

                      ALTERNATE MARKETING NETWORKS, INC.

                               FORM 10-QSB

                                  INDEX


                                                                      Page
PART I.   Financial Information:                                       No.

          Condensed Consolidated Balance Sheets - September 30, 1998
           and December 31, 1997. . . . . . . . . . . . . . . . . . . 3 & 4

          Condensed Consolidated Statements of Operations - three
           and nine months ended September 30, 1998 and 1997 . . . . . . .5

          Condensed Consolidated Statements of Cash Flows - nine
           months ended September 30, 1998 and 1997. . . . . . . . . . . .6

          Notes to Condensed Consolidated Financial Statements. . . . 7 & 8

          Management's Discussion and Analysis or Plan
           of Operation. . . . . . . . . . . . . . . . . . . . . . . 9 - 12

PART II.  Other Information:

          Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .13

          Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . .14


Part I.  Financial Information

             ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES

                    Condensed Consolidated Balance Sheets

                                  ASSETS
                                                September 30,   December 31,
                                                    1998            1997
                                                (unaudited)
                                               ------------     ------------
Current assets:
     Cash and cash equivalents                 $    97,234     $ 1,057,898
     Accounts receivable, trade, less
      allowance of $87,000 and $103,800
      at September 30 and December 31
      respectively                               4,736,689       2,392,855
     Notes receivable, current portion              35,899
     Prepaid expenses and other assets             161,580         164,902
                                               -----------     -----------
          Total current assets                   5,031,402       3,615,655

Notes receivable, less current portion                              36,005

Property and equipment:
     Computer equipment                            324,485         562,741
     Furniture and fixtures                        347,072         411,087
                                               -----------     -----------
                                                   671,557         973,828

     Accumulated depreciation and
      amortization                                (431,307)       (780,450)
                                               -----------     -----------
                                                   240,250         193,378

Computer software, net                             174,286         126,486

Intangible assets, net                           1,076,089       1,138,876

0ther assets                                                         7,241
                                               -----------     -----------
                                               $ 6,522,027     $ 5,117,641
                                               ===========     ===========


                                Continued


             ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES

                    Condensed Consolidated Balance Sheets

                                 LIABILITIES

                                               September 30,   December 31,
                                                  1998             1997
                                               (unaudited)
                                               -----------     -----------
Current liabilities:
     Note payable, bank                        $   675,000     $
     Accounts payable                            1,306,220         630,792
     Accounts payable, related parties               1,320          76,993
     Accrued liabilities                           301,821         315,644
     Deferred revenue                              352,582          68,369
     Current portion of capitalized lease
       obligations                                   4,574           7,116
     Current portion of long-term debt              93,854          97,500
                                                 ---------       ---------
          Total current liabilities              2,735,371       1,196,414

Capitalized lease obligations, less current
 portion                                                             3,278

Commitments and contingencies

                              SHAREHOLDERS' EQUITY

Preferred stock-no par value, 2,000,000
 authorized shares, no shares issued and
 outstanding
Common stock-no par value, voting, 8,000,000
 authorized shares; 3,943,627 shares issued and
 outstanding at September 30, 1998 and 4,022,894
 at December 31, 1997                            9,623,167       9,677,530
Accumulated losses, through September 30, 1993
 (Note 4)                                       (1,291,039)     (1,291,039)
                                                 ---------       ---------
          Total common stock                     8,332,128       8,386,491

Accumulated losses, since October 1, 1993
 (Note 4)                                       (4,545,472)     (4,468,542)
                                                 ---------       ---------
          Total shareholders' equity             3,786,656       3,917,949
                                                 ---------       ---------
                                               $ 6,522,027     $ 5,117,641
                                               ===========     ===========

  The accompanying notes are an integral part of the condensed consolidated financial statements.


             ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES

               Condensed Consolidated Statements of Operations

                                 Three months ended      Nine months ended
                                   September 30,            September 30,
                              ----------------------  ------------------------
                                 1998        1997        1998        1997
                                   (unaduited)              (unaudited)
                              ----------  ----------  -----------  -----------
Net sales                    $5,432,796  $4,428,190  $14,448,103  $13,826,222
Cost of sales                 4,135,520   3,283,659   11,040,361   10,248,415
                              ---------  ----------  -----------  -----------
     Gross profit             1,297,276   1,144,531    3,407,742    3,577,807
Selling, general and
 administrative expenses      1,289,134   1,139,713    3,495,858    3,599,183
                             ----------  ----------  -----------  -----------
Income (loss) from operations     8,142       4,818  (    88,116)(     21,376)
Other income (expense), net       2,565      12,866       13,836       47,910
                             ----------  ----------  -----------  -----------
Income (loss) before income
 taxes and extraordinary gain    10,707      17,684  (    74,280)      26,534
Income tax expense(benefit)                   1,283        2,650 (        877)
                             ----------  ----------  -----------  -----------
Income (loss) before
 extraordinary gain              10,707      16,401  (    76,930)      27,411
Extraordinary gain from early
 retirement of debt                                                    38,145
                             ----------  ----------   ----------- -----------
Net income (loss)            $   10,707  $   16,401  ($   76,930) $    65,556
                             ==========  ==========   ==========  ===========
Income (loss) per share (Note 3)
Basic:
Income (loss) before
 extraordinary gain          $      .00  $      .00  ($     .02)  $       .01
Extraordinary gain                  .00         .00         .00           .01
                             ----------  ----------  -----------  -----------
Net income (loss)            $      .00  $      .00  ($     .02)  $       .02
                             ==========  ==========  ===========  ===========
Diluted:
Income (loss) before
 extraordinary gain          $      .00  $      .00  ($     .02)  $       .01
Extraordinary gain                  .00         .00         .00           .01
                             ----------  ----------  -----------  -----------
Net income (loss)            $      .00  $      .00  ($     .02)  $       .02
                             ==========  ==========  ===========  ===========
Weighted average number of shares
 outstanding: (Note 3)
  Basic                       3,994,306   4,022,894   4,014,946     4,022,894
                             ==========  ==========  ===========  ===========
  Diluted                     3,994,306   4,022,894   4,014,946     4,022,894
                             ==========  ==========  ===========  ===========

  The accompanying notes are an integral part of the condensed consolidated financial statements.


             ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES

              Condensed Consolidated Statements of Cash Flows

                                                    Nine months ended
                                                       September 30,
                                               --------------------------
                                                   1998          1997
                                                      (unaudited)
                                               ------------  ------------
Net cash flows from operating activities       ($1,359,369)   $  225,437
                                                ----------    ----------
Net cash flows from investing activities       (   190,767)  (   138,177)
                                                ----------    ----------
Net cash flows from financing activities           589,472   (   703,114)
                                                ----------    ----------
Net decrease in cash and
 cash equivalents                              (   960,664)  (   615,854)

Cash and cash equivalents, beginning
 of period                                       1,057,898     1,857,955
                                                ----------    ----------
Cash and cash equivalents, end of
 period                                         $   97,234    $1,242,101
                                                ==========    ==========

  The accompanying notes are an integral part of the condensed consolidated financial statements.


             ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)

1. The interim financial data is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the results of operations for the interim periods. The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results of operations expected for the year ended December 31, 1998.

2. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's financial statements filed as part of the Company's Form 10-KSB. This quarterly report should be read in conjunction with the Form 10-KSB.

3.  Net Income (Loss) Per Share Calculation:

                                 Three months ended        Nine months ended
                                    September 30,             September 30,
                              ----------------------  ------------------------
                                 1998        1997        1998        1997
                              ----------  ----------  -----------  -----------
Income (Numerator):
 Income (loss) before
  extraordinary gain          $   10,707  $   16,401  ($  76,930) $    27,411
 Extraordinary gain from early
  retirement of debt                                                   38,145
                              ----------  ----------  -----------  -----------
  Net income (loss)           $   10,707  $   16,401  ($  76,930)  $   65,556
                              ==========  ==========   ==========  ===========
Shares (Denominator):

 Basic income (loss) per share:

 Actual weighted average
  shares outstanding           3,994,306   4,022,894   4,014,946    4,022,894
                              ==========  ==========   ==========  ===========
 Basic income (loss) per share:
 Loss before extraordinary
  gain                        $      .00  $      .00  ($     .02)  $      .01
 Extraordinary gain                  .00         .00         .00          .01
                              ----------  ----------   ----------  ----------
  Net income (loss) per share $      .00  $      .00  ($     .02)  $      .02
                              ==========  ==========   ==========  ==========


             ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
                                 (unaudited)

3.   Net Income (Loss) Per Share Calculation, continued:

                                 Three months ended        Nine months ended
                                     September 30,            September 30,
                              ----------------------  ------------------------
                                 1998        1997        1998        1997
                              ----------  ----------  -----------  -----------

 Diluted income (loss) per share:

 Actual weighted average
  shares outstanding           3,994,306   4,022,894   4,014,946    4,022,894
 Shares upon conversion of
  warrants and options             *           *           *            *
                              ----------   ---------   ---------   -----------
                               3,994,306   4,022,894   4,014,946    4,022,894
                              ==========  ==========   ==========  ===========

 Diluted income (loss) per share:
 Loss before extraordinary
  gain                        $      .00  $      .00  ($     .02)  $      .01
 Extraordinary gain                  .00         .00         .00          .01
                              ----------  ----------   ----------  ----------
  Net income (loss) per share $      .00  $      .00  ($     .02)  $      .02
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

    During the quarter ended September 30, 1998, the Company experienced sales growth even with the suspension of its traditional magazine business. The growth was fueled by implementation of a new sales structure which involved relocation of the Company's sampling sales office from New York City to Norwalk, Connecticut, where the Company occupies leased offices adjacent to its alliance partner, News America Marketing. This shift in location was also accompanied by a significant change in sales personnel, new collateral material and sales tools, and a new sales tracking system to improve the productivity of the sales personnel. In addition, the Company formed a Client Services Department located primarily in the Grand Rapids, Michigan office. The Client Services Department works closely with sales, operations and finance to ensure a smooth execution for the Company's clients. Finally, the Company gave its clients access to its proprietary End to End Tracking TM Intranet site which enables them to have more timely and tighter control of their schedules and products.

    During the quarter ended September 30, 1998, the Company also completed Version I of its proprietary Media Optimizer TM database. The Media Optimizer TM offers sophisticated targeting and information on the most efficient distribution method for a client's advertising. The Company believes that the efficiency of the Media Optimizer TM will enable it to grow its revenues in 1999 without incurring a proportionate growth in overhead.

     The Company's Media Optimizer TM database stores data on the various delivery vehicle options which the Company has available to it as follows:

     Marketing Service             Delivery Options
     -----------------             ----------------

     Product Sampling              Metro Newspapers
                                   Suburban Newspapers
                                   Private Delivery
                                   Mail

     ROP and Inserts               Suburban Newspapers

     Telephone Directories         Alternate Postal Direct subsidiary
                                   Private Delivery
                                   Mail

Results of Operations

    The third quarter of 1998 posted revenues 23% higher than the same period of the previous year. This was primarily due to a substantial increase in product sampling revenues. For the nine month period ended September 30, 1998, there was a 5% increase in revenues over the same period last year. Product sampling revenues and ROP and insert business revenues have made up for the loss in revenues from the discontinuation of the magazine business.

     With the new focus on sales efforts, the Company incurred a 13% increase in operating expenses in the third quarter of 1998 as compared to the third quarter of 1997. The increased cost in personnel, travel expense, and advertising is an investment for the future revenue and profit growth of the Company.

     Interest income for the three months ended September 30, 1998 and 1997 was $5,833 and $15,505, respectively. The decrease in interest income is primarily due to the reduction in cash which was caused by the increase in accounts receivable balances. Interest expense for the three months ended September 30, 1998 and 1997 was $3,268 and $2,639, respectively. Interest income for the nine months ended September 30, 1998 and 1997 was $25,382 and $66,070, respectively. Interest expense for the nine months ended September 30, 1998 and 1997 was $7,069 and $18,160, respectively.

     Due primarily to the timing of product sample programs, the Company's revenues may fluctuate from quarter to quarter and in comparison to last year.

Liquidity and Capital Resources

     During the first nine months of 1998, the Company's cash balance decreased $960,664. This was primarily attributable to the increase in accounts receivable. Accounts receivable have increased primarily because the Company has been executing large product sampling programs which are billed at the end of the program, and many of these occurred at the end of the quarter. In contrast, sales for the Company's magazine business, which was discontinued, were prepaid by the Company's customers. During the same period in 1997, the Company's cash balance decreased by $615,854. This was primarily due to debt reduction.

     Cash used for additions to property, equipment, and software for the nine months ended September 30, 1998 and 1997 were approximately $201,000 and $135,000, respectively.

     The Company has a bank line of credit for $1,000,000 to assist in future cash flow needs. The interest rate is 1/2 percent over bank prime and the line of credit is collateralized by accounts receivable. As of September 30, 1998, $675,000 is outstanding with a maturity date of June 30, 1999. The Company is planning to increase this bank line of credit in anticipation of future revenue growth. The Company believes that this line of credit along with its current cash balance will enable it to fund its current growth plans as well as meet its presently anticipated capital requirements for the next twelve months.

Year 2000 Update

     In early 1998, the Company implemented a plan to evaluate the impact of the Year 2000 on the computer systems it uses which addresses three areas: outside supplier software; suppliers and vendors; and internal operating systems and hardware.

     For outside supplier software, and suppliers and vendors, questionnaires were sent out to request verification of the status of Year 2000 compliance. The Company has been accumulating those responses and plans to review the responses during the fourth quarter of 1998. For any of the Company's distributors who are not in compliance, the Company will evaluate the market for alternative sources for delivering advertising materials. In addition, the Company will be reviewing the responses of vendors other than distributors to determine those not deemed to be in compliance.

     For the internal systems and hardware, the Company will be testing these systems during the fourth quarter as well. The Company's Media Optimizer TM system has been developed in a Year 2000 compliance format. This system will be tested along with the other internal systems during the fourth quarter of 1998.

     The expected costs to the Company are not expected to exceed $20,000 and are not considered to be material since necessary upgrades to internal operating systems and hardware are already part of the ongoing operations of the Company. Some of these costs will be incurred late in 1998 and the balance will be incurred in 1999.

     The Company believes that its largest risk is the possible failure of its Media Optimizer TM system on January 1, 2000. This is the software which the Company uses in many facets of its business including cost analysis, price quoting, media placement, targeting, and calculations for billing and payments. In addition, the Company uses spreadsheet and word processing software for many of its analyses and client presentations. If the Company's computer systems were to fail, the Company might be unable to provide quotes to clients and could lose potential business as a result.

     The Company intends to develop a contingency plan in early 1999 after it has completed its analysis of its own state of readiness and that of its suppliers.

     Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers, the Company is unable to determine at this time whether the consequences of the Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Company believes that timely completion of its planned evaluations will reduce the possibility of significant interruptions of normal operations.

Outlook for the Future

     The Company expects the fourth quarter to be "breakeven" due to a late cancellation of one significant sample program and a delay in implementation of another sample contract to the first quarter of 1999. The Company expects significant improvement in operating results for the first half of 1999 as compared to the fourth quarter of 1998, due to the contract delay, described above, and an award of a significant distribution program scheduled for the second quarter of 1999 from a major national advertiser.

Forward-looking Statements

     Except for historical information contained herein, the matters set forth in this management discussion and analysis are forward-looking statements based on current expectations. Actual results may differ materially. These forward-looking statements involve a number of risks and uncertainties including, but not limited to, competition, the timing of receipt of orders, the implementation of the Company's reorientation as a marketing services company, the effectiveness of the marketing program, the Company's success in developing and capitalizing on strategic alliances, and the unknown impact of the Year 2000.

PART II.    Other Information:

Item 5.     Other Information.

The Company's Board of Directors had previously authorized the repurchase from time to time, of up to 150,000 shares of the Company's common stock on the open market or in privately negotiated transactions, consistent with overall market and financial conditions. During the quarter ended September 30, 1998, the Company proceeded to repurchase 76,500 shares of the Company's common stock, and subsequent to the end of the quarter repurchased an additional 55,000 shares. To date the company has repurchased 131,500 shares of its stock. The Company felt that at current price levels, the stock represented an attractive investment opportunity and was also acting to enhance shareholder value.

Item 6.     Exhibits and Reports on Form 8-K.


During the period of this report, there were no filings on Form 8-K.


                                   SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ALTERNATE MARKETING NETWORKS, INC.


Date: November 3, 1998                    By: /s/Phillip D. Miller
                                            Phillip D. Miller
                                            President and Chief Executive
                                            Officer
                                          By: /s/Sandra J. Smith
                                            Sandra J. Smith
                                            Chief Financial Officer