Form 10KSB
period 1998-12-31
ALTERNATE MARKETING NETWORKS INC
filed 1999-04-01
CIK 949244

United States
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                  Form 10-KSB


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended:  December 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ___________ to ___________

                    Commission file number:  0-26624
  Alternate Marketing Networks, Inc.(formerly Alternate Postal Delivery, Inc.)
______________________________________________________________________________
               (Name of small business issuer in its charter)

       Michigan                             38-2841197
______________________________________________________________________________
(State or other jurisdiction of           (I.R.S. Employer incorporation or
     organization)                            Identification No.)

     One Ionia S.W., Suite 300, Grand Rapids, Michigan           49503
______________________________________________________________________________
(Address of principal executive offices)                       (Zip Code)

Issuer's telephone number  (616) 235-0698

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

State issuer's revenues for its most recent fiscal year:  $20,133,191

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $1,410,485, based on 1,330,646 shares held by non-affiliates as of March 10, 1999, and the average of the closing bid and asked prices for said shares in the Nasdaq Small Cap Market as of such date.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,824,677 shares of Common Stock, as of March 10, 1999.

                     DOCUMENTS INCORPORATED BY REFERENCE

The Company's definitive proxy materials to be filed on or before April 30, 1999 are incorporated by reference in Part III of this Form 10-KSB. In addition certain exhibits identified in Part III, Item 12 are incorporated by reference to said exhibits as filed with (i) Form SB-2 Registration Statement (Commission File No. 33-95332C), (ii) Report on Form 10-KSB for the fiscal year ended December 31, 1995, and (iii) Reports on Form 8-K (dated April 11,
1996) and Form 8-K/A (dated April 4, 1996).

                               TABLE OF CONTENTS

                                                                          Page

PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4

Item 1.  Description of Business . . . . . . . . . . . . . . . . . . . . .  4

Item 2.  Description of Property . . . . . . . . . . . . . . . . . . . . .  5

Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . .  6

Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . .  6

PART II  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6

Item 5.  Market for the Common Equity and Related Stockholder Matters
         Dividend Policy . . . . . . . . . . . . . . . . . . . . . . . . .  6

Item 6.  Management's Discussion and Analysis  . . . . . . . . . . . . . .  7

Item 7.  Financial Statements  . . . . . . . . . . . . . . . . . . . . . . 11

Item 8.  Changes in and Disagreement with Accountants on Accounting and
         Financial Disclosure  . . . . . . . . . . . . . . . . . . . . . . 29

PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 29

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act . . . . . . . . 29

Item 10. Executive Compensation. . . . . . . . . . . . . . . . . . . . . . 29

Item 11. Security Ownership of Certain Beneficial Owners and Management. . 29

Item 12. Certain Relationships and Related Transactions  . . . . . . . . . 29

Item 13. Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . 29
         Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . . . 29

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 30

Exhibit Index. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 31

                                   PART I

Item 1.  DESCRIPTION OF BUSINESS

OVERVIEW

     Alternate Marketing Networks, Inc. (formerly Alternate Postal Delivery, Inc.) has built unique and powerful marketing networks for national advertisers who wish to deliver their message to targeted consumer households throughout the United States. The Company believes that it is now positioned as the in-home target marketing specialist and a consolidator in the fast growing marketing services industry. While the full transition to a marketing company from an alternate delivery provider took more resources and more time than expected, the Company believes that its ability to grow both revenue and profits has been strengthened.

     The Company's transition has included the recruitment in 1997 of a seasoned marketing executive, Ruth Ann Carroll, who subsequently was appointed president of the Company on January 1, 1999. Ms. Carroll implemented a new sales structure in 1998 which contributed significantly to revenue growth in the second half of the year.

      The Company's current networks are comprised primarily of private delivery and newspaper delivery systems, augmented by utilization of mailing services, for a total reach of approximately 100 million households nationwide in the United States. The Company distributes samples, suburban newspaper advertisements, free standing inserts, telephone directories, and specialty catalogs to targeted households throughout the United States and provides process accountability and verification of results through its End to End Tracking TM system.

     The mix of these unique networks (Mixed Media TM), plus the Company's recently enhanced proprietary database system (Media Optimizer TM) is marketed to national advertisers and publishers under the following brand names:

                  - APD Direct-to-Door Sampling
                  - APD In-Pac TM Inserts
                  - APD Billboard Pouch Bag
                  - U.S. Suburban Press (USSPI)
                  - Alternate Postal Direct

DESCRIPTION OF OPERATIONS

     During 1998, management implemented a new sales structure that included replacing its New York sales office with a Connecticut office in the same building as its alliance partner, News America Marketing. In addition, the Company's new president, Ruth Ann Carroll, recruited three sales executives and developed and staffed a client service team. These changes, plus new collateral material and the implementation of a consultative selling approach, resulted in sales growth during the year. These changes also increased overall selling, general and administrative expenses in the second half.

   During the second quarter of 1999, the Company will be transitioning from Media Passage for outsourcing of operations of its USSPI placement of newspaper advertising (ROP) to a new supplier, The Newspaper Network (TNN). The Company believes that this change to TNN will be beneficial to its USSPI customers. The Company continues to utilize outsourcing, core supplier programs and its proprietary systems to control overhead costs. The Company believes that its results for fiscal 1999 will reflect a disproportionately small increase in overhead compared to expected sales growth.

PRINCIPAL CUSTOMERS

     During the year ended December 31, 1998, the Company had two customers which each accounted for 10% of the Company's revenues for the year. During the year ended December 31, 1997, the Company had no single customer which accounted for 10% or more of the Company's revenues.

STRATEGIC ALLIANCES AND ACQUISITIONS

     Although the Company made no acquisitions during 1998, it intends to continue efforts to identify complementary businesses for acquisitions. The Company continues to work with News America Marketing in a marketing alliance for its in-home sampling business.

COMPETITION

     The Company's primary competitor for in-home sample deliveries is Valassis Communications, Inc. (NYSE:VCI). Its primary competitor for suburban newspaper advertisements is Landon and Associates. Its primary competitors for direct delivery of telephone directories are Product Development Corporation and Directory Distributing Associates (DDA). The Company has no primary competitors that offer a combination (Mixed Media TM) of direct delivery, newspaper delivery and mail delivery.

EMPLOYEES

     As of December 31, 1998, the Company had 40 full-time employees, including 15 in sales and sales support, 15 in operations, 1 in computer systems, and 9 in general and administrative support. In addition, as of December 31, 1998, the Company had approximately 25 part-time employees in operations, which number varies from month to month. The Company does not foresee any material changes to the current number of employees.

SERVICE MARKS, TRADEMARKS, AND PATENTS

     The Company's Alternate Postal Delivery, Inc., Plus Design mark was registered with the U.S. Patent and Trademark Office on May 10, 1994, as Reg. No. 1,835,717, for private mail delivery services.

     The Company's Alternate Postal Direct mark was registered with the U.S. Patent and Trademark Office on March 10, 1998 and was assigned Reg. No. 2,143,361 for private mail delivery services.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company currently leases its principal executive offices in Grand Rapids, Michigan at a monthly base rent of approximately $2,630, pursuant to a lease which expires August, 2002. The Company leases a sales office in Norwalk, Connecticut at a monthly base rent of $3,819, pursuant to a lease which expires May, 2001. In addition, one of the Company's wholly-owned subsidiaries, Alternate Postal Direct, Inc., rents warehouse space in Minneapolis, Minnesota on a month to month basis at a monthly rent of $1,300; and warehouse and office space in St.Petersburg, Florida at a monthly rent of $3,261, pursuant to a lease which expires December, 1999. Another wholly-owned subsidiary, National Home Delivery, Inc. (d/b/a USSPI) rents sales office in Schaumburg, Illinois, at an aggregate monthly rent of $2,571, pursuant to a lease which expires July, 2000, and, on a month to month basis, office space in New York City, New York at a monthly base rent at $1,543. The Company does not deem any of these leases to be material, since all of these facilities could be replaced with substantially equivalent facilities at similar cost without great difficulty.

ITEM 3.  LEGAL PROCEEDINGS

     None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The following table sets forth the quarterly high and low bid prices in the market for the Company's Common Stock (which is its only class of security outstanding), as reported in the Nasdaq SmallCap Market, for the last two years. The Company's Common Stock is traded under the symbol "ALTM."

                                                           Closing Bid Price
                                                             Low        High
               Year ended December 31, 1998:
               First quarter . . . . . . . . . . . . . . .  1 6/32     1 6/32
               Second quarter  . . . . . . . . . . . . . .  1          1
               Third quarter   . . . . . . . . . . . . . .  1          1
               Fourth quarter  . . . . . . . . . . . . . .  0 22/32    0 22/32

               Year ended December 31, 1997
               First quarter . . . . . . . . . . . . . . .  3           3
               Second quarter  . . . . . . . . . . . . . .  2 3/4       2 3/4
               Third quarter . . . . . . . . . . . . . . .  2           2
               Fourth quarter  . . . . . . . . . . . . . .  1           1 1/4

     As of March 10, 1999, the Company's Common Stock was held of record by 36 holders. Registered ownership includes nominees who may hold securities on behalf of multiple beneficial owners. The Company estimates that the number of beneficial owners as of March 10, 1999 is approximately 300.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

FORWARD-LOOKING STATEMENTS

     Except for historical information contained herein, the matters set forth in this management's discussion are forward-looking statements based on current expectations. These forward-looking statements involve a number of risks and uncertainties including, but not limited to competition; timing of receipt and fulfillment of customer orders; the results of marketing efforts; the expense and time required to complete research, and marketing efforts; and the integration of acquired businesses.

THE YEAR IN REVIEW

     During 1998, the Company's major focus was to strengthen its client-driven strategy. This was accomplished through the recruitment of a seasoned sales executive for the Company's president, development of a client services department and the hiring of new sales executives. The Company also continued its commitment to improve features such as End to End Tracking TM to place information in the hands of its clients in a user friendly format.

RESULTS OF OPERATIONS

     Results of operations for the years ended December 31, 1998 and 1997 are as follows:

                                               1998          1997
                                              ------        ------
     Net sales . . . . . . . . . . . . . . $20,133,191   $18,442,056
     Cost of sales . . . . . . . . . . . .  15,348,126    13,709,762
                                           -----------   -----------
     Gross profit. . . . . . . . . . . . .   4,785,065     4,732,294
                                           -----------   -----------
     Selling, general and
      administrative expenses (Note 1) . .   5,054,162     4,738,167
                                           -----------   -----------
     Operating loss. . . . . . . . . . . .(    269,097) (      5,873)
                                           -----------   -----------
     Extraordinary gain from early
      extinguishment of debt . . . . . . .                    38,145
                                           -----------   -----------
     Net income (loss) . . . . . . . . . .($   270,226)  $    87,806
                                           ===========   ===========
     Income (Loss) per share:
        Basic  . . . . . . . . . . . . . .(      $0.07)        $0.02
                                           ===========   ===========
        Diluted. . . . . . . . . . . . . .(      $0.07)        $0.02
                                           ===========   ===========
     Weighted average number of shares
      outstanding:
        Basic . . . . . . . . . . . . . . .  3,982,309     4,022,894
        Diluted . . . . . . . . . . . . . .  3,982,309     4,022,894

     (Note 1) Includes year end adjustment for increase in estimate of allowance for doubtful accounts receivable of $175,000.

     The following table sets forth selected consolidated earnings data of the Company expressed as a percentage of sales for the years ended December 31, 1998 and 1997:

                                               1998          1997
                                             --------      --------
     Net sales . . . . . . . . . . . . . .    100.0 %       100.0 %
     Gross profit. . . . . . . . . . . . .     23.8 %        25.7 %
     Operating expenses. . . . . . . . . .     25.1 %        25.7 %
     Operating loss. . . . . . . . . . . .   (  1.3)%      (  0.0)%
     Net profit(loss). . . . . . . . . . .   (  1.3)%         0.5 %
                                             ========      ========

     Net Sales: The net sales for 1998 increased slightly compared to those of 1997. The discontinuance of revenues from the delivery of magazines was offset by increases in revenues from the other marketing services offered by the Company.

     Gross Profit: The gross profit percentage decreased in 1998 due to a change in the mix of revenues.

     Selling, general and administrative expenses: Operating expenses increased primarily as a result of increased travel costs associated with the Company's focus on sales growth, including the addition of new sales staff. In addition, at year end, the Company recorded an increase of $175,000 in the estimate of allowance for doubtful accounts receivable. This was due in part to the termination of the Company's existing ROP outsourcing supplier and transition to a new provider.

     Extraordinary gain: The Company recorded an extraordinary gain on the retirement of debt in 1997 in the amount of $38,145. There was no extraordinary gain or loss in 1998.

     Net loss: The net income (loss) for both 1998 and 1997 was positively affected by net interest income. Interest income and interest expense for the year ended December 31, 1998 were $30,633 and $25,392, respectively. Interest income and interest expense in 1997 were $81,256 and $20,756, respectively.

FOURTH QUARTER RESULTS:

     The results of the fourth quarter of 1998 as compared to the same period in 1997 is summarized as follows:

                                           Quarter ending December 31,
                                               1998          1997
                                              ------        ------
     Net sales . . . . . . . . . . . . . . $ 5,685,088   $ 4,615,834
     Cost of sales . . . . . . . . . . . .   4,307,765     3,461,347
                                           -----------   -----------
     Gross profit. . . . . . . . . . . . .   1,377,323     1,154,487
     Selling, general and
      Administrative expenses (Note 1) . .   1,558,304     1,146,079
                                           -----------   -----------
     Operating profit(loss). . . . . . . .(    180,981)        8,408
                                           -----------   -----------
     Net profit (loss) . . . . . . . . . .($   193,296)  $    22,250
                                           ===========   ===========
     Income (Loss) per share:
        Basic  . . . . . . . . . . . . . .(      $0.05)        $0.01
                                           ===========   ===========
        Diluted. . . . . . . . . . . . . .(      $0.05)        $0.01
                                           ===========   ===========
     Weighted average number of shares
      outstanding:
        Basic . . . . . . . . . . . . . . .  3,885,462     4,022,894
        Diluted . . . . . . . . . . . . . .  3,885,462     4,022,894

     (Note 1) Includes year end adjustment for increase in estimate of allowance for doubtful accounts receivable of $175,000.

     The increase in revenue for the fourth quarter of 1998 as compared to the fourth quarter of 1997 is due to the increase of approximately $760,000 from the delivery of telephone directories and an increase of approximately $950,000 in suburban newspaper revenues over the previous year. These revenue increases offset the loss in 1998 from revenues from the delivery of magazines ($540,000 in 1997).

     Operating results were negatively impacted in the fourth quarter of 1998 compared to the fourth quarter of 1997 due to the increased operating expenses incurred in connection with increased marketing and sales and the increase in the allowance for doubtful accounts receivable.

     Net profit (loss) for the fourth quarter of 1998 was negatively impacted by interest expense of $18,323 in excess of interest income of $5,251 resulting in a net expense of $13,072. Interest income and interest expense for the fourth quarter of 1997 were $15,186 and $2,596, respectively, resulting in a net income of $12,590.

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

YEAR 2000 READINESS

     In early 1998, the Company implemented a plan to evaluate the impact of the Year 2000 on the computer systems it uses. The Company's plan addresses three areas: outside supplier software; suppliers and vendors; and internal operating systems and hardware.

     The Company has sent out questionnaires with respect to outside supplier software, and suppliers and vendors, requesting verification of the status of Year 2000 compliance. The Company has been accumulating those responses and reviewed the responses during the fourth quarter of 1998 and the first quarter of 1999. The Company has also identified alternative sources for delivering advertising materials to cover any of the Company's distributors who are not in compliance. In addition, the Company has reviewed the responses of vendors other than distributors to determine those not deemed to be in compliance.

     The Company had planned testing to be done for internal systems and hardware during the fourth quarter of 1998. However, the testing is now planned for the second quarter of 1999 after its new hardware is fully installed.

     The Company currently feels that it will remain under its expected costs of $20,000 for remediation and replacement of non-compliant systems. This amount is not considered to be material since necessary upgrades to internal operating systems and hardware are already part of the ongoing operations of the Company. Costs for remediation and replacement will be incurred in the first and second quarter of 1999.

     The Company believes that its largest risk is the possible failure of its Media Optimizer TM system on January 1, 2000. This is the software which the Company uses in many facets of its business, including cost analysis, price quoting, media placement, targeting, and calculations for billing and payments. In addition, the Company uses spreadsheet and word processing software for many of its analyses and client presentations. If the Company's computer systems were to fail, the Company might be unable to provide quotes to clients or fully perform on its contracts with clients, resulting in loss of potential business and claims for nonperformance.

     The Company's contingency plan would be to rely on historical printed information to facilitate the many functions of its computers. While this method would be time consuming and labor intensive, it would enable the Company to continue its services to its clients.

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

LIQUIDITY AND CAPITAL RESOURCES

     During 1998, the Company was able to fund its operations with available funds from the Company's initial public offering completed in September 1995. The Company also has established a bank line of credit for $2,500,000 to assist in future cash flow needs. The terms include interest at one-half percent over the bank's prime rate. Borrowings are based upon a percentage of eligible accounts receivable. The agreement expires June 30, 1999. Upon expiration, the Company expects to renew the line of credit under the same terms. Cash and equivalents decreased by $835,308 to $222,590 at December 31, 1998.

SUMMARY OF CASH FLOWS

     Cash flows from operating activities. Cash provided from (used in) operating activities was ($1,928,445) in 1998 compared to $59,720 in 1997. This change was largely attributable to the increase in accounts receivable and prepaid and other assets.

     Cash flows from investing activities. The cash used in investing activities in 1998 was $232,472 compared to $189,725 in 1997. The majority of the usage in 1998 was for the purchase of property and equipment and the development of software.

     Cash flows from financing activities.   The Company obtained cash from
financing activities in 1998 in the amount of $1,325,609 compared to a use of
cash in 1997 of $670,052.   The primary source of funds in 1998 was a line of
credit agreement with the bank.

     The Company believes that cash flows from operations, along with the bank line of credit, will be adequate to fund its operations and meet its presently anticipated capital expenditure requirements for the next twelve months.

OUTLOOK FOR THE FUTURE

     The Company intends to focus on growing sales in its three basic revenue streams with the newly implemented sales structure. In addition, it will continue tight controls on total selling, general and administrative costs.

     The Company will also seek to acquire or partner with complementary marketing and advertising services to leverage its infrastructure by expanding client services.

ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS

                                                            Page
      Report of Independent Accountants                     12
      Consolidated Balance Sheets                           13-14
      Consolidated Statements of Operations                 15
      Consolidated Statements of Changes in
          Shareholders' Equity                              16
      Consolidated Statements of Cash Flows                 17-18
      Notes to Consolidated Financial Statements            19-28


                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders of
Alternate Marketing Networks, Inc.
and Subsidiaries

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Alternate Marketing Networks, Inc. (formerly Alternate Postal Delivery, Inc.) and Subsidiaries (the "Company") at December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

Grand Rapids, Michigan
March 22, 1999


               ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                           December 31, 1998 and 1997

                                   ASSETS

                                                   1998            1997
                                               ------------    ------------
Current assets:
  Cash and cash equivalents                    $   222,590     $ 1,057,898
  Accounts receivable, trade, less
   allowance of $275,000 and $103,800 in
   1998 and 1997, respectively                   4,542,858       2,392,855
  Prepaid expenses and other assets                267,782         164,902
                                               ------------    ------------
          Total current assets                   5,033,230       3,615,655

Note receivable                                     29,536          36,005

Property and equipment:
  Computer equipment                               331,008         562,741
  Furniture and fixtures                           363,914         411,087
                                               ------------    ------------
                                                   694,922         973,828
  Accumulated depreciation and
   amortization                                   (475,754)       (780,450)
                                               ------------    ------------
                                                   219,168         193,378

Computer software, net                             175,975         126,486

Intangible assets, net                           1,055,161       1,138,876

Other assets                                                         7,241
                                               ------------    ------------
                                               $ 6,513,070     $ 5,117,641
                                               ============    ============

                                  Continued


            ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS, CONTINUED

                           December 31, 1998 and 1997

                                   LIABILITIES

                                                   1998            1997
                                               ------------    ------------
Current liabilities:
     Notes payable                             $ 1,575,000     $    97,500
     Accounts payable                              790,067         630,792
     Accounts payable, related parties                              76,993
     Accrued liabilities                           253,838         315,644
     Deferred revenue                              366,240          68,369
     Current portion of capitalized lease
      obligations                                    3,278           7,116
                                               ------------    ------------
          Total current liabilities              2,988,423       1,196,414

Capitalized lease obligations, less current
 portion                                                             3,278

Commitments and contingencies (Note A)

                              SHAREHOLDERS' EQUITY

Preferred stock-no par value, 2,000,000
 authorized, no shares issued and outstanding
Common stock-no par value, voting, 8,000,000
 authorized shares; 3,873,227 and 4,022,894
 shares issued and outstanding in 1998 and 1997,
 respectively                                    9,554,454       9,677,530
Accumulated losses, through
 September 30, 1993 (Note A)                    (1,291,039)     (1,291,039)
                                               ------------    ------------
          Total common stock                     8,263,415       8,386,491

Accumulated losses, since
 October 1, 1993 (Note A)                       (4,738,768)     (4,468,542)
                                               ------------    ------------
          Total shareholders' equity             3,524,647       3,917,949
                                               ------------    ------------
                                               $ 6,513,070     $ 5,117,641
                                               ============    ============

          The accompanying notes are an integral part of the consolidated financial statements.

           ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                for the years ended December 31, 1998 and 1997

                                                 1998             1997
                                             -----------      -----------
Net sales                                    $20,133,191      $18,442,056
Cost of sales                                 15,348,126       13,709,762
                                             -----------      -----------
     Gross profit                              4,785,065        4,732,294

Selling, general and
 administrative expenses                       5,054,162        4,738,167
                                             -----------      -----------
     Loss from operations                    (   269,097)     (     5,873)

Other income, net (Note I)                           764           59,751
                                             -----------      -----------
Income (Loss) before income taxes
 and extraordinary gain                      (   268,333)          53,878

Income tax expense                                 1,893            4,217
                                             -----------      -----------
Income (Loss) before extraordinary gain      (   270,226)          49,661

Extraordinary gain from early
 retirement of debt                                                38,145
                                             -----------      -----------
Net income (loss)                            ($  270,226)     $    87,806
                                             ===========      ===========
Net income (loss) per share:
  Basic:
   Income (Loss) before extraordinary gain   ($      .07)     $       .01
   Extraordinary gain                                                 .01
                                             -----------      -----------
   Net income (loss)                         ($      .07)     $       .02
                                             ===========      ===========
  Diluted:
   Income (loss) before extraordinary gain   ($      .07)     $       .01
   Extraordinary gain                                                 .01
                                             -----------      -----------
   Net income (loss)                         ($      .07)     $       .02
                                             ===========      ===========
Weighted average number of shares
  outstanding:
  Basic                                        3,982,309        4,022,894
                                             ===========      ===========
  Diluted                                      3,982,309        4,022,894
                                             ===========      ===========

  The accompanying notes are an integral part of the consolidated financial statements.

            ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

               for the years ended December 31, 1998 and 1997


                                      Accumulated      Accumulated      Total
                   Common Stock    Losses, through   Losses, since  Shareholders
                 Shares   Amount   September 30, 1993 October 1, 1993  Equity
                ------- ---------- ------------------ --------------- ----------
Balances,
 December 31, 1996 4,022,894 $9,677,530 ($1,291,039)  ($4,556,348)   $3,830,143

Net income                                                 87,806        87,806
                   ---------  ---------- -----------  ------------   ----------
Balances,
 December 31, 1997 4,022,894  9,677,530 ($1,291,039)  ($4,468,542)   $3,917,949

Repurchase of
 Common Stock     (  146,900)(  144,775)                            (   144,775)

Common Stock
 issued as
 compensation          7,233     31,699                                  31,699

Common Stock exchange
 through Asset Sale(  10,000)(   10,000)                             (   10,000)

Net loss                                             (   270,226)    (  270,226)
                   ---------- ----------- ----------- -----------    ----------
Balances,
 December 31, 1998 3,873,227 $9,554,454 ($1,291,039) ($4,738,768)    $3,524,647
                  ==========  =========  ==========   ===========    ==========

  The accompanying notes are an integral part of the consolidated financial statements.

                ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 for the years ended December 31, 1998 and 1997

                                                   1998            1997
                                               ------------    ------------
Cash flows from operating activities:
  Net income (loss)                            ($   270,226)   $     87,806
  Adjustments to reconcile net income (loss)
   to net cash provided by (used in)
   operating activities:
  Depreciation                                      104,957         124,599
  Amortization                                      140,970         128,073
  Increase in allowance for doubtful accounts
   receivable                                       175,000
  Extraordinary gain on settlement of debt                     (     38,145)
  Loss (gain) on sale of assets                       4,477    (      1,500)
  Changes in assets and liabilities:
    (Increase) decrease in:
     Accounts receivable                        ( 2,325,003)        118,506
     Prepaid and other assets                   (   108,666)        128,336
    (Decrease) increase in:
     Accounts payable                                82,282    (    152,925)
     Accrued liabilities                        (    30,107)   (    101,303)
     Deferred revenue                               297,871    (    233,727)
                                                ------------    ------------
     Net cash provided by (used in)
      operating activities                      ( 1,928,445)         59,720
                                                ------------    ------------
Cash flows from investing activities:
   Purchases of property and equipment         (    149,688)   (     85,021)
   Proceeds from sale of equipment                      250           1,500
   Purchases of software                       (     99,503)   (    104,794)
   Payments received for notes receivable            16,469          12,002
   Issuance of notes receivable                                (     13,412)
                                               ------------    ------------
     Net cash used in
      investing activities                     (    232,472)   (    189,725)
                                               ------------    ------------
Cash flows from financing activities:
   Repurchase of common stock                  (    144,775)
   Payments on note payable, bank              (  1,225,000)   (  1,740,000)
   Proceeds from issuance of note
     payable, bank                                2,800,000       1,440,000
   Principal payments on other notes payable
     and lease obligations                     (    104,616)   (    370,052)
                                               ------------    ------------
     Net cash provided by (used in)
       financing activities                       1,325,609   (    670,052)
                                               ------------    ------------

                                  Continued

              ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

                 for the years ended December 31, 1998 and 1997

                                                   1998            1997
                                               ------------    ------------
Net decrease in cash and cash equivalents       (   835,308)   (    800,057)

Cash and cash equivalents, beginning of year      1,057,898       1,857,955
                                               ------------    ------------
Cash and cash equivalents, end of year         $    222,590    $  1,057,898
                                               ============    ============

Supplemental Disclosure of Cash Flow
 Information:
  Income taxes paid                            $      1,893    $      4,217
                                               ============    ============
  Interest paid                                $     25,392    $     48,818
                                               ============    ============

Supplemental Schedule of Noncash Investing and Financing Activities:

     During the year ended December 31, 1998, the Company sold certain assets in exchange for a $10,000 note receivable and 10,000 shares of the Company's stock valued at $1.00 per share. In addition, the Company issued 7,233 shares of Common Stock in exchange for $31,699 of compensation under the Outside Directors Deferred Compensation Plan.

  The accompanying notes are an integral part of the consolidated financial statements.

                ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.   Summary of Significant Accounting Policies:

     The following is a summary of significant accounting policies followed in the preparation of the financial statements.

Principles of Consolidation

     The consolidated financial statements include the accounts of Alternate Marketing Networks, Inc. (formerly Alternate Postal Delivery, Inc.) and its wholly-owned subsidiaries Alternate Postal Direct, Inc., Newspaper Marketing Solutions, Inc., and National Home Delivery, Inc.(collectively referred to as the Company). All significant intercompany transactions have been eliminated.

Business

     The Company is a consolidator in the direct marketing services industry and provides delivery of targeted sales and marketing materials to the home by means that can be more flexible and less expensive than delivery by the United States Postal Service (USPS). The Company provides its services throughout the United States. The Company's customers are composed of advertising agencies, magazine publishers, catalogers, newspaper publishers, and packaged goods manufacturers. Decreases in USPS rates could negatively impact the direct marketing services industry and, because barriers to enter local markets are not significant, positive changes may attract additional competitors to the industry.

Revenue Recognition

     Revenues for delivery services are recognized at the time of delivery. Revenues for advertising in newspapers are recognized when the ads run in the newspapers. Revenues for software sales are recognized at the time of installation. It is impracticable to separately disclose revenues for these products and services during the years ended December 31, 1998 and 1997, due to the changing nature of the Company's revenue streams.

     During the year ended December 31, 1998, the Company had two customers which each accounted for 10 percent of the Company's revenues. During the year ended December 31, 1997, the Company had no customers which accounted for 10 percent or more of the Company's revenues.

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

               ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

A.   Summary of Significant Accounting Policies, continued:

     Depreciation and amortization are computed over the estimated useful lives of the assets using the straight-line and accelerated methods:

                  Computer equipment          5 years
                  Furniture and fixtures      5 to 7 years

     Property and equipment includes computer equipment and furniture and fixtures under capital leases of $119,159 at December 31, 1998 and 1997 and accumulated amortization of $107,887 and $92,657, respectively.

Computer Software

     Purchased computer software is recorded at cost. External direct costs of materials and services incurred in the developing or obtaining internal-use software are capitalized. The recorded costs of purchased software and the capitalized costs of developed internal use software are amortized over the estimated useful life of the respective assets. At December 31, 1998 and 1997, accumulated amortization was $93,065 and $123,051 respectively.

Intangible Assets

     Intangible assets consist of the excess cost over fair market value of net assets of acquired businesses and are being amortized ratably over 20 years. The carrying value of goodwill is periodically reviewed to determine if an impairment has occurred.

     At December 31, 1998 and 1997, accumulated amortization was $610,647 and $521,774, respectively.

Income taxes

     From inception through October 1, 1993 the Company was an S Corporation, whereby income or loss was included in the federal income tax returns of the shareholders. On October 1, 1993 the Company formed a wholly-owned subsidiary, which caused a change in the Company's tax status from an S Corporation to a C Corporation (see Income Taxes Note). As a result of this change, accumulated losses at September 30, 1993 were reclassified to reduce common stock to zero with the remaining balance presented as a separate component of shareholders' equity.

Advertising

     The cost of advertising and marketing programs are charged to operations in the year incurred. Advertising expense was $136,086 and $116,441 for the years ended December 31, 1998 and 1997, respectively.

                ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

A.   Summary of Significant Accounting Policies, continued:

Financial Instruments

     At December 31, 1998 and 1997, the Company had cash and cash equivalents, note receivable and notes payable classified as financial instruments. The market value of these financial instruments, based upon information obtained from banking sources and management estimates, approximated the carrying values reported in the balance sheets.

Income (loss) Per Share

     Basic income (loss) per share is determined by dividing the net income
(loss) by the weighted average number of shares of common stock outstanding. Diluted income (loss) per share is determined by dividing the net income
(loss) by the weighted average number of shares of common stock outstanding while giving effect to all dilutive potential common shares.

Recent Accounting Pronouncement

     In June of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for fiscal years beginning after June 15, 1999, without retroactive application to prior periods. The Company has not yet determined the impact of this statement on the consolidated financial statements.

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

B.   Retirement Plan:

     On September 1, 1996, the Company established a qualified 401(k) retirement plan covering all employees who have met certain requirements as to age and date of service. The plan allows for employees to make contributions by salary reductions. Company contributions are determined annually at the discretion of the Board of Directors. Company contributions for the years ended December 31, 1998 and 1997 were $12,660 and $14,172, respectively.

              ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

C.   Financing:

     Financing consisted of the following at December 31, 1998 and 1997:

                                                    1998          1997
                                                 ----------    ----------
Note payable, bank, described below              $1,575,000

Note payable, non interest bearing,
 payable in monthly installments of $521                       $  97,500
                                                  ---------    ---------
                                                  1,575,000       97,500
Less current maturities                           1,575,000       97,500
                                                  ---------    ---------
                                                 $    --       $    --
                                                  =========    =========

     The note payable, bank, is a line of credit agreement, providing for borrowings not to exceed $2,500,000, based upon a percentage of eligible accounts receivable. The agreement, which expires June 30, 1999, bears interest payable monthly at one-half percent over the bank's prime rate. The agreement is collateralized by all accounts receivable.

     During 1997, the Company retired approximately $336,000 of unsecured notes payable at a discount. The Company paid 75 cents on the dollar for certain notes and accordingly recognized an extraordinary gain on early retirement of the debt of $38,145.

D.   Common Stock:

     The Company has an Outside Directors Deferred Compensation Plan (the "Deferred Compensation Plan") which provides for the deferral of directors fees and, ultimately the issuance of common stock in lieu of the deferred cash fee. In connection with this plan, the Company has reserved 50,000 shares of common stock of which 7,233 shares have been issued.

     At December 31, 1998, the Company has outstanding warrants aggregating 354,875 shares of Common Stock exercisable at $6 per share. These warrants are exercisable through September 2000.

     In 1998, the Company began acquiring shares of its common stock in connection with a stock repurchase program. The program authorizes the Company to purchase up to 300,000 common shares from time to time on the open market or in privately negotiated transactions. The Company purchased 146,900 shares of common stock in 1998 at an aggregate cost of $144,775. The purpose of the stock repurchase program is to assist the Company in enhancing shareholder value.

                ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

E.   Net Income (Loss) Per Share Calculation:

                                               1998          1997
                                            ----------     ----------
Income (Numerator):
Income (loss) before extraordinary gain    ($  270,226)    $   49,661
Extraordinary gain from early
 retirement of debt                                            38,145

                                            ----------     ----------
Net income (loss)                          ($  270,226)    $   87,806
                                            ==========     ==========
Shares (Denominator):
 Basic income (loss) per share:
  Actual weighted average shares outstanding 3,982,309      4,022,894
                                            ==========     ==========
 Basic income (loss) per share:
  Income (loss) before extraordinary gain  ($      .07)    $      .01
  Extraordinary gain                                              .01
                                            ----------     ----------
  Net income (loss) per share              ($      .07)    $      .02
                                            ==========     ==========
Shares (Denominator):
 Diluted income (loss) per share:
  Actual weighted average shares outstanding 3,982,309      4,022,894
  Net reduction in shares upon conversion of
   warrants and options                          *               *
                                            ----------     ----------
    Adjusted shares outstanding              3,982,309      4,022,894
                                            ==========     ==========

Diluted income (loss) per share:
  Income (loss) before extraordinary gain  ($      .07)    $      .01
  Extraordinary gain                                              .01
                                            ----------     ----------
  Net income (loss) per share              ($      .07)    $      .02
                                            ==========     ==========

*Shares are not included in the computation due to the net loss and the exercise prices of the warrants and options exceeding the average market price of the common stock.

                ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

F.   Leases:

     The Company leases certain office facilities, warehouse facilities, and equipment used in its operations. Future minimum rental payments required under leases that have initial or remaining terms in excess of one year at December 31, 1998 are as follows:

             Year                         Capital      Operating

             1999                        $   3,508      $ 147,766
             2000                                          96,331
             2001                                          53,268
             2002                                          21,840

                                         ---------      ---------
                                             3,508      $ 319,205
                                                        =========
             Less amount representing
                    imputed interest           230
                                         ---------
                                             3,278
             Less current portion            3,278
                                         ---------
                                          $   -
                                         =========

     Rental expense for facilities, transportation vehicles and equipment for the years ended December 31, 1998 and 1997 was approximately $266,110 and $273,900, respectively.

G.   Income Taxes:

     Deferred income taxes are recognized for the temporary differences between the tax bases of assets and liabilities and their financial reporting amounts. The income tax provision is the tax payable/recoverable for the period and the change during the period in deferred tax assets and liabilities.

     Income tax expense for the years ended December 31, 1998 and 1997 consists of the following:

                                               Year Ended
                                               December 31,
                                             1998       1997
                                           ---------  ---------
       Federal:
            Deferred expense               $101,000    $ 59,000
            Change in valuation allowance ( 101,000)  (  59,000)
       State:                                 1,893       4,217
                                           --------    --------
                                           $  1,893    $  4,217
                                           ========    ========

     Major components of the Company's deferred taxes are as follows:

                                               December 31,
                                             1998        1997
                                           --------   ---------
       Receivable allowance              $   94,000  $   35,000
       Vacation accrual                      38,000      43,000
       Deferred compensation                             11,000
       Net operating loss carryforward    1,518,000   1,662,000
       Valuation allowance               (1,650,000) (1,751,000)
                                         ----------   ---------
                                         $     -     $     -
                                         ==========   =========

     At December 31, 1998, the Company has net operating loss carryforwards of approximately $4,500,000, which are available to reduce future taxable income. These carryforwards expire in 2006 to 2013. The net operating loss carryforwards include approximately $2,900,000 which relate to the operations of National Home Delivery, Inc. prior to the pooling of interest and are subject to certain limitations.

H.   Stock Options:

     The Company has adopted two stock-based incentive plans, the 1995 Long-Term Incentive Stock Option Plan (the "Incentive Plan") and the Outside Directors and Advisors Stock Option Plan (the "Directors & Advisors Plan"), to encourage stock ownership by employees, officers, directors and other individuals specified by the Board of Directors or a committee appointed by the Board of Directors. Options granted under the Incentive Plan may be either incentive stock options as defined by the Internal Revenue Code, or nonqualified stock options. All options under the Directors & Advisors Plan are nonqualified options. Options granted under the Directors and Advisors Plan are vested when granted and have a term of 10 years. Options granted under the Incentive Plan have a vesting period of 6 months to 5 years with terms ranging from 5 to 10 years. In connection with these plans, the Company has reserved a total of 450,000 shares of common stock. As of December 31, 1998, options for 332,900 shares were outstanding. No options have been exercised. All options granted to date were granted at not less than the fair market value of the Company's common stock on the date of grant. Therefore, no compensation expense has been recognized in 1998 or 1997.

     In conjunction with the acquisition in 1996 of National Home Delivery, Inc., stock options of National Home Delivery, Inc. were exchanged for 129,069 incentive options of the Company. As of December 31, 1998, 86,046 of these options are outstanding and exercisable.

     In January 1997, the Company's Stock Option Committee elected to reprice certain stock options as an incentive for retention and motivation of the Company's personnel, including certain options granted to officers. The Committee believed that outstanding stock options with an exercise price substantially in excess of the current market price no longer served to

              ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

H.  Stock Options, continued:

encourage employee retention or to motivate high levels of performance. Eligible employees were permitted to exchange all eligible outstanding options, whether vested or unvested, on a one-for-one basis for new options with a price equal to $3.125, which was the closing price on the Nasdaq Small Cap market on January 21, 1997. All options previously vested were exchanged for options with a new one year vesting. All options not previously vested were issued with a two year vesting.

     The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plans. Had compensation cost for the Company's stock based plans been determined based on the fair value at the 1998 and 1997 grant dates, consistent with the method prescribed by the Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation", the Company's net income (loss) and income (loss) per share would have been adjusted to the proforma amounts indicated in the following table:

                                         Year Ended
                                        December 31,
                                      1998        1997
                                   -----------  -----------
          Net Income (Loss)
            As Reported             ($270,226)    $ 87,806
            Pro Forma               ($332,319)   ($187,935)

          Income (Loss) Per Share
            As Reported
              Basic                    ($0.07)       $0.02
              Diluted                  ($0.07)       $0.02
            Pro Forma
              Basic                    ($0.08)      ($0.05)
              Diluted                  ($0.08)      ($0.05)

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for December 31, 1998 and 1997; risk free rate of six percent; no dividend yield for all years; and expected life 5 years. The volatility assumptions were 36 percent and 41 percent for December 31, 1998 and 1997, respectively.

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

              ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

H.  Stock Options, continued:

                           December 31, 1998      December 31, 1997
                         --------------------   ---------------------
                         Options    Weighted-    Options    Weighted-
                                       Avg.                    Avg.
                                    Exercise                Exercise
                                      Price                   Price
                        ---------   ---------   ---------   ---------
Outstanding-beginning
of year                  334,869     $3.42       298,546     $5.07

Granted at the money      92,500     $1.05        64,800     $2.78

Granted at a premium      70,000     $3.36

Total granted            162,500     $2.04

Forfeited                 10,200     $2.05        20,627     $5.38

Expired                   68,223     $4.13         7,850     $5.07

Repriced                    --         --        224,096     $3.15

Outstanding-end of year  418,946     $2.80       334,869     $3.42

Exercisable at end of
year                     210,746     $3.28        47,500     $4.01

Weighted-average fair
value of options granted
at the money
during the year            $0.43                   $1.23

Weighted-average fair
value of options granted
at a premium
during the year            $0.13

Weighted-average fair
value of options granted
during the year            $0.30                   $1.23

Options outstanding as of December 31, 1998 are described below:

                          Outstanding                          Exercisable
                  -------------------------------------  ----------------------
                          Weighted Avg     Weighted Avg           Weighted Avg
 Range of Prices  Options Exercise Price Remaining Term  Options Exercise Price
 ---------------- ------- --------------  -------------- ------- --------------
 $1.04 to $1.16    88,000    $1.05            9.19 years   7,500    $1.16
 $2.50 to $3.75   268,446    $3.03            8.07 years 180,746    $1.70
 $4.00 to $5.19    62,500    $4.28            8.32 years  22,500    $4.77
 ---------------- -------    -----            ---------- -------    -----
 $1.04 to $5.19   418,946    $2.80            8.34 years 210,746    $3.28

              ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

I.   Other Income, net:


     Other income, net consists of the following:

                                                 1998             1997
                                             -----------      -----------
         Interest income                     $   30,633       $   81,256
         Interest expense                   (    25,392)     (    20,756)
         Loss on sale of assets             (     4,477)     (       749)
                                             -----------      -----------
                                             $      764       $   59,751
                                             ===========      ===========

J.   Related Party Transactions:

     Amounts due for the delivery of materials by private delivery affiliates that are affiliated through common shareholders were presented in accounts payable, related parties on the accompanying consolidated balance sheet at December 31, 1997. There were no balances from related parties at December 31, 1998.

Item 8. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

     None.

                                PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     Incorporated by reference to the Company's definitive proxy materials to be filed with the Commission on or before April 30, 1999.

Item 10.  Executive Compensation

     Incorporated by reference to the Company's definitive proxy materials to be filed with the Commission on or before April 30, 1999.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     Incorporated by reference to the Company's definitive proxy materials to be filed with the Commission on or before April 30, 1999.

Item 12.  Certain Relationships and Related Transactions

     Incorporated by reference to the Company's definitive proxy materials to be filed with the Commission on or before April 30, 1999.

Item 13.  Exhibits and Reports on Form 8-K

Reports on Form 8-K

     The following reports on Form 8-K were filed by the Company during the last quarter of the fiscal year ended December 31, 1998.

     None.
                                SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              ALTERNATE MARKETING NETWORKS, INC.



Dated: March 31, 1999               By:/s/Phillip D. Miller


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                                                              Dated

/s/Phillip D. Miller                                          March 31, 1999
Phillip D. Miller, Chief Executive Officer
(Principal executive officer) and Chairman of the
Board of Directors



/s/Sandra J. Smith                                            March 31, 1999
Sandra J. Smith, Chief Financial Officer and
Treasurer (Principal accounting and financial officer)



/s/Stan Henry                                                 March 31, 1999
Stan Henry, Director



/s/Thomas Hiatt                                               March 31, 1999
Thomas Hiatt, Director



/s/Harry Edelson                                              March 31, 1999
Harry Edelson, Director

                              INDEX TO EXHIBITS
Index
Number     Description                                                  Page#

2.1        Asset Purchase Agreement with Preferred Customer Delivery, Inc.
           dated January 24, 1996 (3)
2.2        Acquisition Agreement with National Home Delivery, Inc.
           dated March 29, 1996 (4)
3.1        Amended and Restated Articles of Incorporation of
           the Company (1)
3.2        Bylaws of the Company, as amended (1)
4.1        Form of Stock Certificate evidencing Common Stock,
           no par value (1)
4.3        1995 Long-Term Incentive and Stock Option Plan (1)
4.4        1995 Outside Directors and Advisors Stock Option Plan (1)
4.5        Outside Directors Deferred Compensation Plan (1)
4.6        Form of Noteholder Warrant (1)
4.7        Form of Registration Rights Agreement with Noteholders(1)
10.1       Forms of Agreement with Newspaper Affiliates (1)
10.2       Form of Agreement with Magazine Publishers (1)
10.3       Employment Agreement dated July 21, 1995 between the
           Company and Phillip D. Miller (1)
10.5       Form of Software License Agreement (1)
10.8       Lease Renewal dated August 8, 1995 for Grand Rapids,
           MI Executive Offices (2)
10.13      Lease for St. Petersburg, FL warehouse sites (2)
10.14      Lease for St. Petersburg, FL warehouse and office space (2)
10.15      Employment Agreement dated January 1, 1999 between the Company
           and Ruth Ann Carroll (5)                                      32
10.16      Master Demand Business Loan Note with Letter Loan Agreement
           and Amendment (5)                                             37
21.1       List of Subsidiaries of the Company (5)                       44
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