Form 10QSB
period 1999-03-31
ALTERNATE MARKETING NETWORKS INC
filed 1999-05-11
CIK 949244

United States
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

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

As of May 5, 1999, 3,809,677 shares of the issuer's common stock were outstanding.

                        This report contains 13 pages.


                       ALTERNATE MARKETING NETWORKS, INC.

                                  FORM 10-QSB

                                     INDEX


                                                                     Page
PART I.   Financial Information:                                      No.

          Condensed Consolidated Balance Sheets - March 31, 1999,
           and December 31, 1998. . . . . . . . . . . . . . . . . . . 3 & 4

          Condensed Consolidated Statements of Operations - three
           months ended March 31, 1999 and 1998. . . . . . . . . . . . . .5

          Condensed Consolidated Statements of Cash Flows - three
           months ended March 31, 1999 and 1998 . . . . . . . . . . . . . 6

          Notes to Condensed Consolidated Financial Statements. . . . . 7-8

          Management's Discussion and Analysis or Plan
           of Operation. . . . . . . . . . . . . . . . . . . . . . . . 9-11

PART II.  Other Information:

          Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .12

          Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . .13


Part I.  Financial Information

             ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES

                    Condensed Consolidated Balance Sheets

                                   ASSETS
                                                March 31,      December 31,
                                                  1999             1998
                                               (unaudited)
                                               ------------    ------------
Current assets:
     Cash and cash equivalents                 $   644,996     $   222,590
     Accounts receivable, trade, less
      allowance of $275,000 at March 31
      and December 31                            4,962,675       4,542,858
     Prepaid expenses and other assets             559,445         267,782
                                               ------------    ------------
          Total current assets                   6,167,116       5,033,230

Notes receivable, less current portion              27,690          29,536

Property and equipment:
     Computer equipment                            379,194         331,008
     Furniture and fixtures                        366,750         363,914
                                               ------------    ------------
                                                   745,944         694,922
     Accumulated depreciation and
      amortization                                (500,473)       (475,754)
                                               ------------    ------------
                                                   245,471         219,168

Computer software, net                             180,379         175,975

Intangible assets, net                           1,034,231       1,055,161
                                               ------------    ------------
                                               $ 7,654,887     $ 6,513,070
                                               ============    ============

                                  Continued


             ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES

                    Condensed Consolidated Balance Sheets

                                  LIABILITIES

                                                March 31,      December 31,
                                                  1999             1998
                                               (unaudited)
                                               ------------    ------------
Current liabilities:
     Note payable, bank                                        $ 1,575,000
     Accounts payable                          $ 1,570,388         790,067
     Accrued liabilities                           265,488         253,838
     Deferred revenue                            2,201,314         366,240
     Current portion of capitalized lease
      obligations                                    1,917           3,278
                                               ------------    ------------
          Total current liabilities              4,039,107       2,988,423


Commitments and contingencies

                              SHAREHOLDERS' EQUITY

Preferred stock-no par value, 2,000,000
 authorized, no shares issued and outstanding
Common stock-no par value, voting, 8,000,000
 authorized shares; 3,819,677 shares issued and
 outstanding at March 31, 1999 and 3,873,227
 at December 31, 1998                            9,495,435       9,554,454
Accumulated losses, through September 30, 1993
 (Note 4)                                       (1,291,039)     (1,291,039)
                                               ------------    ------------
          Total common stock                     8,204,396       8,263,415

Accumulated losses, since October 1, 1993
 (Note 4)                                       (4,588,616)     (4,738,768)
                                               ------------    ------------
          Total shareholders' equity             3,615,780       3,524,647
                                               ------------    ------------
                                               $ 7,654,887     $ 6,513,070
                                               ============    ============


  The accompanying notes are an integral part of the condensed consolidated financial statements.


                ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES

                  Condensed Consolidated Statements of Operations

                                                Three months ended
                                                     March 31,
                                           ----------------------------
                                                1999           1998
                                           -------------  -------------
                                                   (unaudited)
Net sales                                    $6,934,811     $4,238,896
Cost of sales                                 5,479,841      3,205,939
                                            ------------   ------------
     Gross profit                             1,454,970      1,032,957
Selling, general and administrative expenses  1,298,241      1,135,734
                                            ------------   ------------
Income (loss) from operations                   156,729    (   102,777)
Other income (expense), net                      (4,688)        11,881
                                            ------------   ------------
Income (loss) before income taxes               152,041    (    90,896)
Income tax expense                                1,889          1,750
                                            ------------   ------------
Net income (loss)                            $  150,152    ($   92,646)
                                            ============   ============
Net income (loss) per share: (Note 3)
 Basic                                       $      .04    ($      .02)
                                            ============   ============
 Diluted                                     $      .04    ($      .02)
                                            ============   ============

Weighted average number of shares
 outstanding: (Note 3)
 Basic                                        3,838,396      4,029,806
                                            ============   ============
 Diluted                                      3,838,396      4,029,806
                                            ============   ============

  The accompanying notes are an integral part of the condensed consolidated financial statements.


              ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows


                                                    Three months ended
                                                         March 31,
                                               --------------------------
                                                   1999          1998
                                               ------------  ------------
                                                      (unaudited)

Net cash flows from operating activities       $ 2,126,748   ($  289,292)
                                               ------------  ------------
Net cash flows from investing activities       (    68,962)  (    26,573)
                                               ------------  ------------
Net cash flows from financing activities       ( 1,635,380)  (     3,954)
                                               ------------  ------------
Net increase (decrease) in cash and
 cash equivalents                                  422,406   (   319,819)

Cash and cash equivalents, beginning
 of period                                         222,590     1,057,898
                                               ------------  ------------
Cash and cash equivalents, end of
 period                                         $  644,996    $  738,079
                                               ============  ============

  The accompanying notes are an integral part of the condensed consolidated financial statements.


               ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)

1. The interim financial data is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the results of operations for the interim periods. The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results of operations expected for the year ending December 31, 1999.

2. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's financial statements filed as part of the Company's Form 10-KSB. This quarterly report should be read in conjunction with the Form 10-KSB.

3.   Net Income (Loss) Per Share Calculation:

                                                 Three months ended
                                                      March 31,
                                            ---------------------------
                                                 1999           1998
                                            ------------   ------------

Income (Numerator):
   Net income (loss)                        $    150,152   ($    92,646)
                                            ============   ============
Shares (Denominator):
 Basic income (loss) per share:
   Actual weighted average shares outstanding  3,838,396      4,029,806
                                            ============   ============
   Basic income (loss) per share            $        .04   ($       .02)
                                            ============   ============



                ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
                                 (unaudited)

3.   Net Income (Loss) Per Share Calculation, continued:

                                                 Three months ended
                                                      March 31,
                                            ---------------------------
                                                 1999           1998
                                            ------------   ------------

 Diluted income (loss) per share:
   Actual weighted average shares outstanding  3,838,396      4,029,806
   Shares upon conversion of warrants and
      options                                      *              *
                                             ------------   ------------
   Adjusted shares outstanding                 3,838,396      4,029,806
                                             ============   ============
   Diluted income (loss) per share           $       .04   ($       .02)
                                             ============   ============


* The incremental shares are not included in the computation due to the exercise prices of the warrants and options exceeding the average market price of the common stock in 1999 and 1998 and the net loss in 1998.

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


                ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview and Plan of Operation

     The Company's clients include national advertisers who place Run of Press
(ROP) or insert advertisements into newspapers, packaged goods clients who desire a sample to be delivered to a targeted household audience, and telephone directory publishers who wish to have their directories delivered to the households across the nation. The Company believes it offers these clients unrestricted reach, unequaled access and unduplicated delivery to approximately 100 million households nationally.

    During the quarter ended March 31, 1999, the Company experienced the positive impact of its initiatives implemented in 1998. The most obvious evidence of this is the increase in revenue compared to the same period last year. In addition, the Company reported its first significant quarterly profit since it changed strategic direction in 1997.

     The Company also implemented a comprehensive fraud protection and detection program for sampling. This program is intended to assure that sample products reach the intended consumers. The program was developed in conjunction with an unaffiliated private firm specializing in fraud prevention and investigation.

    In addition, The Newspaper Network (TNN) was appointed as the Company's new supplier for newspaper run-of-press advertising placement (ROP) and billing. This service was formerly done by Media Passage. The Company believes TNN's comprehensive approach to customer service will assist in growing its newspaper advertising business. Partially related to this transition, the Company felt it prudent to increase its doubtful account reserve and included this adjustment in its year-end financial statements dated December 31, 1998.

     The Company's quality operation has been recognized with a quality award for the second time in a row by Procter & Gamble as a result of its annual operations audit this quarter. The Company believes its commitment to continuous quality improvement will enhance its future revenue potential with national advertisers.

Results of Operation

     The first quarter of 1999 showed an overall increase in revenues of approximately 64% over the same period in 1998. The 1999 quarter included an increase in size and quantity of sampling jobs over the previous year, as well as increased revenues from ROP advertising. The gross profit percentage of 21% for the quarter ended March 31, 1999 was down from 24.4% for the previous year due to mix of revenues and jobs completed during the quarter.

     During this quarter, the selling, general and administrative expenses increased approximately 14% over the same period last year. This was largely due to changes in personnel and travel and meeting expenses.

     Other income and (expense), net consists of interest income and interest expense. Interest income for the three months ended March 31, 1999 and 1998 was $5,481 and $12,580, respectively. Interest expense for the three months ended March 31, 1999 and 1998 was $10,169 and $699, respectively. The increase in interest expense was attributable to money borrowed on the line of credit during the quarter to finance accounts receivable.

     Due to the timing of sample programs, the Company's revenues may fluctuate from quarter to quarter and in comparison to the same quarter in prior years.

Liquidity and Capital Resources

     During the first quarter of 1999, the Company realized an increase in cash of $422,406. This was largely due to receipt of prepaid sampling revenues in excess of funds used to pay on the line of credit and amounts paid for prepaid sampling expenses. Accounts receivable increased approximately $420,000 during the first quarter, and deferred revenue increased by approximately $1,835,000, largely due to the timing of sample and phone directory deliveries (revenue is recognized when deliveries are made). These funds were used to pay off the line of credit balance of $1,575,000. These two revenue sources fluctuate from quarter to quarter.

     During the same quarter of 1998, the Company realized a decrease in cash of $319,819 largely attributable to working capital fluctuations and the net loss for the quarter.

     Cash used for additions to property, equipment, and software for the three months ended March 31, 1999 and 1998 was approximately $71,000 and $30,000, respectively. In addition, during the 1999 quarter the Company used cash to repurchase 53,550 shares of common stock for $59,019.

     The Company has a bank line of credit for $2,500,000 to assist in future cash flow needs. The line of credit expires June 30, 1999, and the Company expects to renew it under the same terms. The Company believes that this line of credit along with its current cash balance will enable it to fund its current growth plans as well as meet its presently anticipated capital requirements.

Year 2000 Update

     In early 1998, the Company implemented a plan to evaluate the impact of the Year 2000 on the computer systems it uses which addresses three areas: outside supplier software; suppliers and vendors; and internal operating systems and hardware.

     The Company has sent out questionnaires with respect to outside supplier software, and suppliers and vendors, requesting verification of the status of Year 2000 compliance. The Company has been accumulating those responses and reviewed the responses during the fourth quarter of 1998 and the first quarter of 1999. The Company has also identified alternative sources for delivering advertising materials to cover any of the Company's distributors who are not in compliance. In addition, the Company has reviewed the responses of vendors other than distributors to determine those not in compliance.

     The Company has begun testing all of the systems in each of the office locations. In the process, it is preparing an inventory of all of the equipment. Completion of the testing and the inventory will be done during the second quarter of 1999.

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

     The Company believes that its largest risk is the possible failure of its Media Optimizer TM system. This is the software which the Company uses in many facets of its business, including cost analysis, price quoting, media placement, targeting, and calculations for billing and payments. In addition, the Company uses spreadsheet and word processing software for many of its analyses and client presentations. If the Company's computer systems were to fail, the Company might be unable to provide quotes to clients or fully perform on its contracts with clients, resulting in loss of potential business and claims for nonperformance.

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

Outlook for the Future

     The Company expects the revenue and profit growth to continue in the second quarter. This is in large part due to a significant sample distribution program taking place in the second quarter. This increase in revenue without a significant increase in overhead will result in improved net profit for the second quarter of 1999 when compared to the same period last year.

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

PART II.    Other Information:

Item 5.     Other Information.

The Company's Board of Directors had previously authorized the repurchase from time to time, of up to 300,000 shares of the Company's common stock on the open market or in privately negotiated transactions, consistent with overall market and financial conditions. During the quarter ended March 31, 1999, the Company proceeded to repurchase 53,550 shares of the Company's common stock, and subsequent to the end of the quarter repurchased an additional 10,000 shares. To date the company has repurchased 210,450 shares of its stock. The Company felt that at current price levels, the stock represented an attractive investment opportunity and was also acting to enhance shareholder value.

Item 6.     Exhibits and Reports on Form 8-K.

During the period of this report, there were no filings on Form 8-K.

                                SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ALTERNATE MARKETING NETWORKS, INC.


Date: May 11, 1999                       By: /s/Phillip D. Miller
                                            Phillip D. Miller
                                            Chief Executive Officer

                                         By: /s/Sandra J. Smith
                                            Sandra J. Smith
                                            Chief Financial Officer