Form 10QSB
period 1999-06-30
ALTERNATE MARKETING NETWORKS INC
filed 1999-08-10
CIK 949244

United States
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549

                                 FORM 10-QSB



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1999

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

As of July 27, 1999, 3,809,677 shares of the issuer's common stock were outstanding.

                      This report contains 13 pages.


             ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES

                               FORM 10-QSB

                                  INDEX


                                                                     Page
PART I.   Financial Information:                                     No.

          Condensed Consolidated Balance Sheets - June 30, 1999,
           and December 31, 1998. . . . . . . . . . . . . . . . . . . 3 & 4

          Condensed Consolidated Statements of Operations - three
           and six months ended June 30, 1999 and 1998 . . . . . . . . . .5

          Condensed Consolidated Statements of Cash Flows - six
           months ended June 30, 1999 and 1998. . . . . . . . . . . . . . 6

          Notes to Condensed Consolidated Financial Statements. . . . 7 & 8

          Management's Discussion and Analysis or Plan
           of Operation. . . . . . . . . . . . . . . . . . . . . . . 9 - 11

PART II.  Other Information:

          Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .12

          Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . .13


Part I.  Financial Information

             ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES

                    Condensed Consolidated Balance Sheets

                                  ASSETS
                                                  June 30,     December 31,
                                                   1999            1998
                                                (unaudited)
                                               ------------     ------------
Current assets:
     Cash and cash equivalents                 $     3,850     $   222,590
     Accounts receivable, trade, less
      allowance of $275,000 at June 30
      and December 31                            4,819,224       4,542,858
     Prepaid expenses and other assets           1,015,742         267,782
                                               -----------     -----------
          Total current assets                   5,838,816       5,033,230

Notes receivable, less current portion              23,706          29,536

Property and equipment:
     Computer equipment                            384,748         331,008
     Furniture and fixtures                        368,275         363,914
                                               -----------     -----------
                                                   753,023         694,922
     Accumulated depreciation and
      amortization                                (526,105)       (475,754)
                                               -----------     -----------
                                                   226,918         219,168

Computer software, net                             176,069         175,975

Intangible assets, net                           1,013,303       1,055,161
                                               -----------     -----------
                                               $ 7,278,812     $ 6,513,070
                                               ===========     ===========


                                  Continued



             ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES

                    Condensed Consolidated Balance Sheets

                                 LIABILITIES

                                                 June 30,      December 31,
                                                  1999            1998
                                               (unaudited)
                                               -----------     -----------
Current liabilities:
     Notes payable, bank                       $ 1,100,000      $1,575,000
     Accounts payable                            1,710,060         790,067
     Accrued liabilities                           318,477         253,838
     Deferred revenue                              121,900         366,240
     Capitalized lease obligations                     487           3,278
                                                 ---------       ---------
          Total current liabilities              3,250,924       2,988,423

Commitments and contingencies

                              SHAREHOLDERS' EQUITY

Preferred stock-no par value, 2,000,000
 authorized shares, no shares issued and
 outstanding
Common stock-no par value, voting, 8,000,000
 authorized shares; 3,809,677 shares issued and
 outstanding at June 30, 1999 and 3,873,227
 at December 31, 1998                            9,484,494       9,554,454
Accumulated losses, through September 30, 1993
 (Note 4)                                       (1,291,039)     (1,291,039)
                                                 ---------       ---------
          Total common stock                     8,193,455       8,263,415

Accumulated losses, since October 1, 1993
 (Note 4)                                       (4,165,567)     (4,738,768)
                                                 ---------       ---------
          Total shareholders' equity             4,027,888       3,524,647
                                                 ---------       ---------
                                               $ 7,278,812     $ 6,513,070
                                               ===========     ===========


  The accompanying notes are an integral part of the condensed consolidated financial statements.


             ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES

              Condensed Consolidated Statements of Operations

                                 Three months ended       Six months ended
                                       June 30,                June 30,
                              ----------------------  ------------------------
                                 1999        1998        1999        1998
                              ----------  ----------  -----------  -----------
                                   (unaudited)               (unaudited)
Net sales                    $7,943,037  $4,776,411  $14,877,848  $ 9,015,307
Cost of sales                 6,082,371   3,698,902   11,562,212    6,904,841
                              ---------  ----------  -----------  -----------
     Gross profit             1,860,666   1,077,509    3,315,636    2,110,466
Selling, general and
 administrative expenses      1,431,345   1,070,990    2,729,586    2,206,724
                             ----------  ----------  -----------  -----------
Income (loss) from operations   429,321       6,519      586,050 (     96,258)
Other income (expense), net  (    6,272) (      610) (    10,960)      11,271
                             ----------  ----------  -----------  -----------
Income (loss) before income
 taxes                          423,049       5,909      575,090 (     84,987)
Income tax expense                              900        1,889        2,650
                             ----------  ----------  -----------  -----------
Net income (loss)            $  423,049  $    5,009    $ 573,201 ($    87,637)
                             ==========  ==========   ==========  ===========
Income (loss) per share (Note 3)
Basic:
Net income (loss)            $      .11  $      .00  $       .15 ($       .02)
                             ==========  ==========  ===========  ===========
Diluted:
Net income (loss)            $      .11  $      .00   $      .15 ($       .02)
                             ==========  ==========  ===========  ===========
Weighted average number of shares
 outstanding: (Note 3)
  Basic                       3,810,611   4,021,127    3,824,427    4,025,466
                             ==========  ==========  ===========  ===========
  Diluted                     3,810,611   4,021,127    3,824,427    4,025,466
                             ==========  ==========  ===========  ===========

  The accompanying notes are an integral part of the condensed consolidated financial statements.


             ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES

              Condensed Consolidated Statements of Cash Flows

                                                    Six months ended
                                                        June 30,
                                               --------------------------
                                                   1999          1998
                                               ------------  ------------
                                                       (unaudited)

Net cash provided by (used in) operating
 activities                                     $  412,978   ($  703,105)
                                                ----------    ----------
Net cash used in investing activities          (    83,967)  (    86,961)
                                                ----------    ----------
Net cash provided by (used in) financing
 activities                                    (   547,751)      242,288
                                                ----------    ----------
Net decrease in cash and cash
 equivalents                                   (   218,740)  (   547,778)

Cash and cash equivalents, beginning
 of period                                         222,590     1,057,898
                                                ----------    ----------
Cash and cash equivalents, end of
 period                                         $    3,850     $ 510,120
                                                ==========    ==========


  The accompanying notes are an integral part of the condensed consolidated financial statements.


             ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)

1. The interim financial data is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the results of operations for the interim periods. The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. The results of operations for the three months and six months ended June 30, 1999 are not necessarily indicative of the results of operations expected for the year ended December 31, 1999.

2. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's financial statements filed as part of the Company's Form 10-KSB for the fiscal year ended December 31, 1998. This quarterly report should be read in conjunction with the Form 10-KSB.

3.  Net Income (Loss) Per Share Calculation:

                                Three months ended        Six months ended
                                      June 30,                June 30,
                              ----------------------  ------------------------
                                 1999        1998        1999         1998
                              ----------  ----------  -----------  -----------
Income (Numerator):
  Net income (loss)           $  423,049  $    5,009   $  573,201  ($  87,637)
                              ==========  ==========   ==========  ===========
Shares (Denominator):

Basic income (loss) per share:

 Actual weighted average
  shares outstanding           3,810,611   4,021,127    3,824,427    4,025,466
                              ==========  ==========   ==========  ===========
 Basic income (loss) per share:
  Net income (loss) per share $      .11  $      .00   $      .15 ($       .02)
                              ==========  ==========   ==========  ===========



             ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
                                 (unaudited)

3.   Net Income (Loss) Per Share Calculation, continued:

                                 Three months ended       Six months ended
                                       June 30,                June 30,
                              ----------------------  ------------------------
                                 1999        1998        1999        1998
                              ----------  ----------  -----------  -----------

 Diluted income (loss) per share:

 Actual weighted average
  shares outstanding           3,810,611   4,021,127    3,824,427    4,025,466
 Shares upon conversion of
  warrants and options             *           *           *            *
                              ----------   ---------   ----------   ----------
                               3,810,611   4,021,127    3,824,427    4,025,466
                              ==========  ==========   ==========  ===========

 Diluted income (loss) per share:
  Net income (loss) per share $      .11  $      .00   $      .15  ($      .02)
                              ==========  ==========   ==========   ==========

* The incremental shares are not included in the computation because the exercise prices of the warrants and options exceeded the average market price of the common stock in 1999 and 1998 and the net loss in 1998.

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


             ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Overview and Plan of Operation

     The Company's clients include packaged goods clients who desire a sample to be delivered to a targeted household audience, national advertisers who place Run of Press (ROP) or insert advertisements into newspapers, and telephone directory publishers who wish to have their directories delivered to the households of communities across the nation. The Company believes it offers these clients unrestricted reach, unequaled access and unduplicated delivery to approximately 100 million households in the United States.

     The Company utilizes its Media Optimizer TM database, Internet based End to End TM tracking, and direct delivery capabilities, to execute high quality, large marketing campaigns, more efficiently and thoroughly, in accordance with clients' specifications.

     In July 1999, the Company was named the preferred vendor for in-home sampling events by the Kellogg Company. The Company also announced the addition of newspaper media veteran, Celeste Lavezzari, to its management team.

Results of Operations

     During the second fiscal quarter ended June 30, 1999, the Company continued experiencing the positive impact of initiatives implemented in 1998. In both the first and second quarters of 1999, the Company experienced an increase in revenue compared to the same period in 1998. In addition, the Company reported a profit in both 1999 quarters.

     The second quarter of 1999 showed an overall increase in revenues of approximately 66% over the same period in 1998. The 1999 quarter included an increase in the size of sampling jobs over the previous year as well as increased revenue from ROP advertising. The gross profit percentage of 23.4% for the quarter ended June 30, 1999 was up from 22.6% for the previous year quarter due to the mix of revenues during each quarter.

     During this quarter, selling, general and administrative expenses increased approximately 34% over the same period last year. This was partially due to an increase in personnel and travel expenses associated with obtaining, servicing and executing larger marketing campaigns. In addition, the Company wrote off certain accounts receivable due to managements' decreased expectations of collectability.

     Interest income for the three months ended June 30, 1999 and 1998 was $9,021 and $6,969 respectively. Interest expense for the three months ended June 30, 1999 and 1998 was $15,293 and $3,102 respectively.

     Due to the timing of primarily product sample programs, the Company's revenues may fluctuate from quarter to quarter and from year to year.

Liquidity and Capital Resources

     During the first six months of 1999, the Company's cash balance decreased by approximately $222,600 primarily due to working capital fluctuations. During 1999, accounts receivable increased approximately $276,000, prepaid expenses increased approximately $748,000, deferred revenue decreased approximately $244,000, and accounts payable increased approximately $920,000. During the same period in 1998, the Company's cash balance decreased by approximately $550,000 also due to working capital fluctuations. During the six months in 1998, accounts receivable increased approximately $1,411,000, deferred revenue increased approximately $469,000, and accounts payable increased approximately $261,000. These changes are the results of the timing of billing and payments for revenues and expenses of product sample distributions. In addition, in the 1999 six month period, the Company used approximately $90,000 to purchase computer and office equipment and to enhance the capabilities of its software and database system, the Media Optimizer TM.

     The Company has a bank line of credit for $2,500,000 to assist in future cash flow needs. The line of credit expires June 30, 2000. As of June 30, 1999, $1,100,000 is outstanding. The Company believes that this line of credit along with its current cash flows will enable it to fund its current growth plans as well as meet its presently anticipated capital requirements.

Year 2000 Update

     In early 1998, the Company implemented a plan to evaluate the impact of the Year 2000 on its computer systems. The plan addresses three areas: outside supplier software; suppliers and vendors; and internal operating systems and hardware.

     The Company sent out questionnaires to suppliers of externally obtained software, and to other suppliers and vendors (including distributors of samples and advertising materials), requesting verification of the status of Year 2000 compliance. The Company has accumulated the responses and reviewed them during the fourth quarter of 1998 and the first quarter of 1999. All responses from suppliers of externally obtained software have indicated Year 2000 compliance. The Company will complete its own testing during the third quarter of 1999. The Company has identified alternative sources for delivering advertising materials to cover any of the Company's distributors who are not in compliance. In addition, the Company has reviewed the responses of vendors other than distributors to determine those not in compliance.

     The Company has also begun testing all of the systems in each of its office locations. In the process, it is preparing an inventory of all of the equipment. The testing and the inventory was approximately 90% complete at the end of June, 1999. To date, there have been no unanticipated problems with the hardware and software. Completion of the testing and the inventory will be done during the third quarter of 1999.

     The Company has remained under its expected costs of $20,000 for remediation and replacement of non-compliant systems. This amount is not considered to be material since necessary upgrades to internal operating systems and hardware are already part of the ongoing operations of the Company. Costs for remediation and replacement were incurred in the first and second quarter of 1999. Costs associated with identifying and utilizing alternative vendors and suppliers are not considered to be material.

     The Company believes that its largest risk is the possible failure of its Media Optimizer TM system. This is the software which the Company uses in many facets of its business, including cost analysis, price quoting, media placement, targeting, and calculations for billing and payments. The Company believes that this software program is in compliance and will complete its testing during the third quarter of 1999. In addition, the Company uses spreadsheet and word processing software for many of its analyses and client presentations. If the Company's computer systems were to fail, the Company might be unable to provide quotes to clients or fully perform on its contracts with clients, resulting in loss of potential business and claims for nonperformance.

     The Company's contingency plan is to rely on historical printed information to facilitate the many functions of its computers. Prior to the development of the Company's Media Optimizer TM, all planning and delivery capabilities were analyzed in this manner. While this method is time consuming and labor intensive, it would enable the Company to continue its services to its clients.

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

Outlook for the Future

     The Company expects the third quarter of 1999 to closely track with the financial results of the first half of 1999, resulting in revenue and profit increases over the same period last year. In addition, the Company continues to believe in the necessity of investing in resources for planning for its clients marketing and advertising campaigns for next year. Due to the timing of marketing campaigns, the quarterly revenue and profits could fluctuate.

Forward-looking Statements

     Except for historical information contained herein, the matters set forth in this management's discussion and analysis are forward-looking statements based on current expectations. Actual results may differ materially. These forward-looking statements involve a number of risks and uncertainties including, but not limited to, competition, the timing of receipt of orders, the implementation of the Company's reorientation as a marketing services company, the effectiveness of the marketing program, and the Company's success in developing and capitalizing on strategic alliances.

PART II.    Other Information:

Item 4.     Submission of Matters to a Vote of Security Holders.

     The Company held its annual shareholders meeting on May 12, 1999. Votes were cast for the election of directors as follows:

                                              FOR       WITHHELD
     Phillip D. Miller                      2,855,150     1,100
     Stan Henry                             2,855,150     1,100
     Harry Edelson                          2,855,150     1,100
     Thomas Hiatt                           2,855,150     1,100

Votes were cast for the appointment of PricewaterhouseCoopers, LLP, formerly Coopers & Lybrand, LLP, as the Company's certified public accountants for the fiscal year ending December 31, 1999 as follows:

              FOR               AGAINST              ABSTAIN
           2,812,050             37,700               6,500


Item 6.     Exhibits and Reports on Form 8-K.


During the period of this report, there were no filings on Form 8-K.


                                   SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ALTERNATE MARKETING NETWORKS, INC.


Date: August 10,1999                      By: /s/Phillip D. Miller
                                            Phillip D. Miller
                                            Chief Executive Officer
                                          By: /s/Sandra J. Smith
                                            Sandra J. Smith
                                            Chief Financial Officer