Form 10QSB
period 1999-09-30
ALTERNATE MARKETING NETWORKS INC
filed 1999-11-10
CIK 949244

United States
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549

                                 FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 1999

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

As of October 28, 1999, 4,082,177 shares of the issuer's common stock were outstanding.

Transitional Small Business Disclosure Format: Yes ( ) No (x)

           ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES

                               FORM 10-QSB

                                  INDEX


                                                                      Page
PART I.   Financial Information:                                      No.

          Condensed Consolidated Balance Sheets - September 30, 1999,
           and December 31, 1998. . . . . . . . . . . . . . . . . . . 3 & 4

          Condensed Consolidated Statements of Operations - three
           and nine months ended September 30, 1999 and 1998 . . . . . . .5

          Condensed Consolidated Statements of Cash Flows - nine
           months ended September 30, 1999 and 1998. . . . . . . . . . . .6

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

          Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .13

          Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . .14

Part I.  Financial Information

             ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES

                    Condensed Consolidated Balance Sheets

                                   ASSETS
                                               September 30,    December 31,
                                                   1999            1998
                                                (unaudited)
                                               ------------     ------------
Current assets:
     Cash and cash equivalents                 $ 1,956,494     $   222,590
     Accounts receivable, trade, less
      allowance of $275,000 at September 30
      and December 31                            3,775,609       4,542,858
     Prepaid expenses and other assets           1,373,567         267,782
                                               -----------     -----------
          Total current assets                   7,105,670       5,033,230

Notes receivable, less current portion              16,269          29,536

Property and equipment:
     Computer equipment                            390,342         331,008
     Furniture and fixtures                        369,027         363,914
                                               -----------     -----------
                                                   759,369         694,922
     Accumulated depreciation and
      amortization                                (553,198)       (475,754)
                                               -----------     -----------
                                                   206,171         219,168

Computer software, net                             166,750         175,975

Intangible assets, net                             992,375       1,055,161
                                               -----------     -----------
                                               $ 8,487,235     $ 6,513,070
                                               ===========     ===========

                                  Continued


             ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES

                    Condensed Consolidated Balance Sheets

                                  LIABILITIES

                                               September 30,   December 31,
                                                   1999           1998
                                               (unaudited)
                                               -----------     -----------
Current liabilities:
     Notes payable, bank                                        $1,575,000
     Accounts payable                           $1,242,851         790,067
     Accrued liabilities                           322,570         253,838
     Deferred revenue                            1,589,872         366,240
     Capitalized lease obligations                                   3,278
                                                 ---------       ---------
          Total current liabilities              3,155,293       2,988,423


                              SHAREHOLDERS' EQUITY

Preferred stock-no par value, 2,000,000
 authorized shares, no shares issued and
 outstanding
Common stock-no par value, voting, 8,000,000
 authorized shares; 4,159,677 shares issued and
 outstanding at September 30, 1999 and 3,873,227
 at December 31, 1998                           10,534,494       9,554,454
Accumulated losses, through September 30, 1993
 (Note 4)                                       (1,291,039)     (1,291,039)
                                                 ---------       ---------
          Total common stock                     9,243,455       8,263,415

Accumulated losses, since October 1, 1993
 (Note 4)                                       (3,911,513)     (4,738,768)
                                                 ---------       ---------
          Total shareholders' equity             5,331,942       3,524,647
                                                 ---------       ---------
                                               $ 8,487,235     $ 6,513,070
                                               ===========     ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.


             ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES

               Condensed Consolidated Statements of Operations

                                 Three months ended      Nine months ended
                                    September 30,          September 30,
                              ----------------------  ------------------------
                                 1999        1998        1999        1998
                              ----------  ----------  -----------  -----------
                                   (unaudited)              (unaudited)
Net sales                    $6,008,074  $5,432,796  $20,885,922  $14,448,103
Cost of sales                 4,358,906   4,135,520   15,921,118   11,040,361
                              ---------  ----------  -----------  -----------
     Gross profit             1,649,168   1,297,276    4,964,804    3,407,742
Selling, general and
 administrative expenses      1,412,345   1,289,134    4,141,931    3,495,858
                             ----------  ----------  -----------  -----------
Income (loss) from operations   236,823       8,142      822,873 (     88,116)
Other income (expense), net      17,231       2,565        6,271       13,836
                             ----------  ----------  -----------  -----------
Income (loss) before income
 taxes                          254,054      10,707      829,144 (     74,280)
Income tax expense (Note 3)                                1,889        2,650
                             ----------  ----------  -----------  -----------
Net income (loss)            $  254,054  $   10,707    $ 827,255 ($    76,930)
                             ==========  ==========   ==========  ===========
Income (loss) per share (Note 4)
Basic:
Net income (loss)            $      .07  $      .00  $       .22 ($       .02)
                             ==========  ==========  ===========  ===========
Diluted:
Net income (loss)            $      .06  $      .00   $      .21 ($       .02)
                             ==========  ==========  ===========  ===========
Weighted average number of shares
 outstanding: (Note 4)
  Basic                       3,889,568   3,994,306    3,846,379    4,014,946
                             ==========  ==========  ===========  ===========
  Diluted                     3,931,406   3,994,306    3,863,663    4,014,946
                             ==========  ==========  ===========  ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.


             ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES

               Condensed Consolidated Statements of Cash Flows

                                                    Nine months ended
                                                      September 30,
                                               --------------------------
                                                   1999          1998
                                               ------------  ------------
                                                      (unaudited)

Net cash provided by (used in) operating
 activities                                     $2,422,553   ($1,359,369)
                                                ----------    ----------
Net cash used in investing activities          (    90,411)  (   190,767)
                                                ----------    ----------
Net cash provided by (used in) financing
 activities                                    (   598,238)      589,472
                                                ----------    ----------
Net increase (decrease) in cash and cash
 equivalents                                     1,733,904   (   960,664)

Cash and cash equivalents, beginning
 of period                                         222,590     1,057,898
                                                ----------    ----------
Cash and cash equivalents, end of
 period                                         $1,956,494     $  97,234
                                                ==========    ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.


             ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)

1. The interim financial data is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the results of operations for the interim periods. The consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. The results of operations for the three months and nine months ended September 30, 1999 are not necessarily indicative of the results of operations expected for the year ended December 31, 1999.

2. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's consolidated financial statements filed as part of the Company's Form 10-KSB for the fiscal year ended December 31, 1998. This quarterly report should be read in conjunction with the Form 10-KSB.

3.   Income Taxes:

     During 1999, the Company utilized its deferred tax assets, consisting primarily of net operating loss carryforwards.

4.   Net Income (Loss) Per Share Calculation:

                                 Three months ended        Nine months ended
                                    September 30,            September 30,
                              ----------------------  ------------------------
                                 1999        1998        1999         1998
                              ----------  ----------  -----------  -----------
Income (Numerator):
  Net income (loss)           $  254,054 $    10,707   $  827,255 ($   76,930)
                              ==========  ==========   ==========  ===========
Shares (Denominator):

Basic income (loss) per share:

 Actual weighted average
  shares outstanding           3,889,568   3,994,306    3,846,379    4,014,946
                              ==========  ==========   ==========  ===========
 Basic income (loss) per share:
  Net income (loss) per share $      .07  $      .00   $      .22 ($      .02)
                              ==========  ==========   ==========  ==========


             ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
                                 (unaudited)

4.   Net Income (Loss) Per Share Calculation, continued:

                                 Three months ended        Nine months ended
                                    September 30,             September 30,
                              ----------------------  ------------------------
                                 1999        1998        1999         1998
                              ----------  ----------  -----------  -----------

 Diluted income (loss) per share:

 Actual weighted average
  shares outstanding           3,889,568   3,994,306    3,846,379    4,014,946
 Shares upon conversion of
  warrants and options            41,838       *           17,284        *
                              ----------   ---------   ----------  -----------
                               3,931,406   3,994,306    3,863,663    4,014,946
                              ==========  ==========   ==========  ===========

 Diluted income (loss) per share:
  Net income (loss) per share $      .06  $      .00   $      .21 ($      .02)
                              ==========  ==========   ==========  ==========

* The incremental shares resulting from the conversion of warrants and options are not included in the computation of earnings per share due to the anti-dilution resulting from the exercise prices of the warrants and options exceeding the average market price of the common stock and the net loss in 1998.

5. Accumulated losses, through September 30, 1993, represent the losses and capital of the Company during the period of time it was a subchapter S corporation. All subsequent losses of the combined entities are presented under Accumulated losses, since October 1, 1993.

6.   Common Stock:

     On September 10, 1999, the Company issued an aggregate of 350,000 shares of the Company's common stock to The Times Mirror Company for an aggregate price of $1,050,000.


             ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS

Overview

     Alternate Marketing Networks, Inc. and Subsidiaries is a marketing services company focusing on targeted consumer product sampling, suburban newspaper advertising, and delivery of telephone directories. The Company's clients include packaged goods clients who desire a sample to be delivered to a targeted household audience, national advertisers who place Run of Press
(ROP) or insert advertisements into newspapers, and telephone directory publishers who wish to have their directories delivered to the households of communities across the nation. The Company believes it offers these clients unrestricted reach, unequaled access and unduplicated delivery to approximately 100 million households in the United States.

     The Company utilizes its Media Optimizer TM database, Internet based End-to-End TM tracking, and direct delivery capabilities to execute high quality, large marketing campaigns efficiently and thoroughly, in accordance with clients' specifications.

     In July 1999, the Company was named the preferred vendor for in-home sampling events by the Kellogg Company and announced the addition of newspaper media veteran, Celeste Lavezzari, to its management team. In August 1999, the Company reported significantly higher revenue and profit for the second quarter of 1999 as compared to the previous year. In September 1999, the Company announced that The Times Mirror Company (TMC: NYSE) acquired stock representing approximately 16% of the Company. The shares were acquired in part from the Company and in part from a venture fund controlled by Harry Edelson, a director of the Company who resigned concurrently with the acquisition. See Part II, Items 2 and 5.

Results of Operations

     During the third quarter ended September 30, 1999, the Company continued experiencing the positive impact of initiatives implemented in 1998. In each of the first three quarters of 1999, the Company experienced an increase in revenue compared to the same period in 1998. This is a reflection of the positive impact of the 1998 initiatives. The sales initiatives included restructuring of the sampling sales organization and development of a client services department. The operational initiatives included the implementation of Good Manufacturing Practices and the development of a core supplier network. The Company reported a profit in all three 1999 quarters due to these initiatives and improvements made to the Media Optimizer TM database and the Internet based End-to-End TM tracking system. These improvements have enabled the Company to efficiently execute larger advertising campaigns while achieving a high level of quality.

     The third quarter of 1999 showed an overall increase in revenues of approximately 11% over the same period in 1998. Increases in sampling offset decreases in suburban newspaper revenues and telephone directory distribution. The Company's revenues may fluctuate from quarter to quarter and from year to year, primarily due to the timing of product sample programs. The gross profit percentage of 27.4% for the quarter ended September 30, 1999 was up from 23.9% for the previous year quarter due to the mix of revenues during each quarter.

     During this quarter, selling, general and administrative expenses increased approximately 10% over the same period last year. This was largely due to an increase in personnel and advertising and marketing expenses associated with obtaining, servicing and executing larger marketing campaigns for the Company's clients, as compared to some of the smaller marketing campaigns executed in previous periods.

     Other income (expense), net consists primarily of interest income and interest expense. Interest income for the three months ended September 30, 1999 and 1998 was $18,591 and $5,833 respectively. Interest expense for the three months ended September 30, 1999 and 1998 was $1,360 and $3,268 respectively. These changes are largely attributable to the positive cash change resulting from improved profitability and the sale of the Company's common stock.

     For the nine months ending September 30, 1999 the Company has generated an approximate 45% increase in revenues over the same period in 1998. Contributing to this increase in revenues were the timing of significant sample programs compared to last year and a significant increase in automotive ROP advertising. The Company's revenues may fluctuate from quarter to quarter and from year to year, primarily due to the timing of product sample programs. The gross profit percentage of 23.8% for the nine months ending September 30, 1999 was up slightly from 23.6% for the previous year due to the mix of revenues during the periods.

     During the nine months ended September 30, 1999, selling, general and administrative expenses increased approximately 18% over the same period last year. Approximately half of this increase was due to an increase in personnel, travel, and advertising and marketing expenses associated with obtaining, servicing and executing larger marketing campaigns for the Company's clients, as compared to some of the smaller marketing campaigns executed in previous periods.

     Other income (expense), net consists primarily of interest income and interest expense for the nine months ending September 30. Interest income for the nine months ended September 30, 1999 and 1998 was $33,093 and $25,382 respectively. Interest expense for the nine months ended September 30, 1999 and 1998 was $26,822 and $7,069 respectively. During the first six months of 1999, it was necessary for the Company to use its line of credit. Improved profitability and cash flows has enabled the Company to decrease the borrowings and the interest expense, and to invest excess cash into interest bearing investments.

Liquidity and Capital Resources

     During the first nine months of 1999, the Company's cash balance increased by approximately $1,734,000 primarily due to net income and proceeds from the sale of 350,000 shares of the Company's common stock for $3.00 per share.

     Accounts receivable decreased by approximately $767,000 during the period, due to improved collections. The Company recognized an increase in prepaid expenses of approximately $1,100,000, and an increase in deferred revenue of approximately $1,224,000 due to sample deliveries in progress at the end of the period. Also during this period, the bank line of credit was paid down by $1,575,000, by utilizing available cash balances. Accounts payable increased by approximately $453,000 due to expenses incurred at the end of the period.

     During the same period in 1998, the Company's cash balance decreased by approximately $961,000 primarily due to the increase in accounts receivable. These changes are the results of the timing of billing and payments for revenues and expenses of product sample distributions.

     In addition, during the nine month periods ended September 30, 1999 and 1998, the Company used approximately $104,000 and $201,000, respectively, to purchase computer and office equipment and to enhance the capabilities of its software and database system, the Media Optimizer TM.

     The Company has a bank line of credit for $2,500,000 to assist in future cash flow needs. The line of credit expires June 30, 2000. As of September 30, 1999, there was no outstanding balance. The Company believes that this line of credit along with its current cash flows will enable it to fund its current growth plans as well as meet its presently anticipated capital requirements.

Year 2000 Update

     In early 1998, the Company implemented a plan to evaluate the impact of the Year 2000 on its computer systems. The plan addresses three areas: outside supplier software; suppliers and vendors; and internal operating systems and hardware.

     The Company sent out questionnaires to suppliers of externally obtained software, and to other suppliers and vendors (including distributors of samples and advertising materials), requesting verification of the status of Year 2000 compliance. The Company has accumulated the responses and reviewed them during the fourth quarter of 1998 and the first quarter of 1999 to confirm compliance. To date, all responses from suppliers of externally obtained software have indicated Year 2000 compliance. The Company completed its own testing during the third quarter of 1999. During the fourth quarter of 1999, the Company has begun putting out an additional questionnaire to distributors who log into the Company's End-To-End TM tracking system. This questionnaire will enable the Company to receive additional computer and compliance information from these distributors.

     The Company has completed testing on all of the equipment in each of its office locations. During this process, an inventory was prepared of all of the equipment and the status of its compliance. To date, there have been no unanticipated problems with the hardware and software.

     The Company has remained under its expected costs of $20,000 for remediation and replacement of non-compliant systems. This amount is not considered to be significant since necessary upgrades to internal operating systems and hardware are already part of the ongoing operations of the Company. Costs for remediation and replacement were incurred in the first and second quarter of 1999. Costs associated with identifying and utilizing alternative vendors and suppliers are not considered to be material.

     The Company believes that its largest risk is the possible failure of its Media Optimizer TM system. This is the software which the Company uses in many facets of its business, including cost analysis, price quoting, media placement, targeting, and calculations for billing and payments. The Company completed its testing during the third quarter of 1999 and found the system to be compliant. In addition, the Company uses spreadsheet and word processing software for many of its analyses and client presentations. If the Company's computer systems were to fail, the Company might be unable to provide quotes to clients or fully perform on its contracts with clients, resulting in loss of potential business and claims for nonperformance that could have a material impact on the results of operations.

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

Outlook for the Future

     The Company expects the fourth quarter of 1999 to closely track with the financial results of the first nine months of 1999, resulting in revenue and profit increases over the same period last year. In addition, the Company continues to believe in the necessity of investing in resources for planning for its clients' marketing and advertising campaigns for next year. Due to the timing and uncertainty of implementation of marketing campaigns, the quarterly revenue and profits could fluctuate.

Forward-looking Statements

     Except for historical information contained herein, the matters set forth in this management's discussion and analysis are forward-looking statements based on current expectations. Actual results may differ materially. These forward-looking statements involve a number of risks and uncertainties including, but not limited to, competition, the timing of receipt of orders, the continuing implementation of the Company's reorientation as a marketing services company, the effectiveness of the marketing program, and the Company's success in developing and capitalizing on strategic alliances.

PART II.    Other Information:

Item 2(c).

     On September 10, 1999, the Company issued an aggregate of 350,000 shares of Common Stock to The Times Mirror Company (See Part II, Item 5). This placement did not involve any underwriter or placement agent and was made in reliance on exemptions from registration contained in Section 4(2) and Section 4(6) of the Securities Act of 1933.

Item 5.     Other Information.

     On August 20, 1999 the Board of Directors unanimously approved sale by the Company of 350,000 shares of the Company's common stock to The Times Mirror Company for an aggregate price of $1,050,000. The Times Mirror investment was consummated on September 10, 1999.

     Concurrently with the Times Mirror Investment, Harry Edelson resigned as a member of the Board of Directors of the Company (leaving 3 directors). Pursuant to agreement with Times Mirror, the vacancy will be filled with a Times Mirror nominee and the Board will be expanded to 5 members (in each case, solely by Board action, as permitted by the Company's bylaws).

     On September 29, 1999, the Board of Directors voted to increase the number of shares reserved for issuance under the Company's 1995 Long-Term Incentive and Stock Option Plan from 400,000 to 500,000 shares and the number of shares reserved for issuance under the Company's 1995 Outside Directors and Advisors Stock Option Plan from 50,000 to 75,000. Both of these increases are subject to ratification at the next annual shareholders' meeting.

     Subsequent to the end of the quarter ended September 30, 1999, the Company proceeded to repurchase 82,500 shares of the Company's common stock. Such purchases were made pursuant to a 1998 authorization by the Company's Board of Directors for repurchase from time to time, of up to 300,000 shares of the Company's common stock on the open market or in privately negotiated
transactions, consistent with overall market and financial conditions.   To
date, the Company has repurchased 292,950 shares of its stock pursuant to this Board authorization.

Item 6.     Exhibits and Reports on Form 8-K.

During the period of this report, there were no filings on Form 8-K.

Exhibit 10.17     Times Mirror Stock Purchase Agreement

                                   SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ALTERNATE MARKETING NETWORKS, INC.


Date: November 10, 1999                   By: /s/Phillip D. Miller
                                            Phillip D. Miller
                                            Chief Executive Officer
                                          By: /s/Sandra J. Smith
                                            Sandra J. Smith
                                            Chief Financial Officer


                              Stock Purchase Agreement

                             Dated as of August 20, 1999

                                    by and between

                           Alternate Marketing Networks, Inc.

                                          and

                                The Times Mirror Company



                                    TABLE OF CONTENTS
                                                                        Page

ARTICLE 1  PURCHASE AND SALE                                              1
             SECTION 1.1. Purchase and Sale of the Shares                 1
             SECTION 1.2. Purchase Price                                  1
             SECTION 1.3. Closing                                         1
                          (a) Times Mirror's Deliveries at Closing        1
                          (b) AMNI's Deliveries at Closing                1

ARTICLE 2  CONDITIONS TO CLOSING                                          2
             SECTION 2.1. Conditions to All Parties' Obligations          2
                          (a) Governmental Approvals                      2
                          (b) No Order                                    2
                          (c) Listed on NASDAQ                            2
             SECTION 2.2. Conditions to AMNI's Obligations                2
                          (a) Representations, Warranties and Covenants   2
             SECTION 2.3. Conditions to Times Mirror's Obligations        2
                          (a) Representations, Warranties and Covenants   2
                          (b) Certificate of Good Standing                3
                          (c) Resolutions                                 3
                          (d) Third-Party Consents                        3
                          (e) Ancillary Agreements                        3
                          (f) Edelson Stock Purchase Agreement            3
                          (g) Legal Opinion                               3

ARTICLE 3  REPRESENTATIONS AND WARRANTIES OF AMNI                         3
             SECTION 3.1. Organization and Good Standing of AMNI          4
             SECTION 3.2. Authority                                       4
             SECTION 3.3. No Breach                                       4
             SECTION 3.4. Consents and Approvals                          4
             SECTION 3.5. Capital Stock of AMNI                           5
                          (a) Authorized Capital Stock of AMNI            5
                          (b) Subsidiaries                                5
                          (c) Registered Common Stock                     6
                          (d) Shares                                      6
                          (e) No Appraisal Rights                         6
             SECTION 3.6. SEC Reports; Financial Statements               6
                          (a) SEC Reports; Audited Financial Statements   6
                          (b) Amendments to SEC Reports                   6
             SECTION 3.7. Litigation; Decrees                             6
             SECTION 3.8. Absence of Changes or Events                    7
             SECTION 3.9. Compliance with Applicable Laws                 7
                          (a) General                                     7
                          (b) Hazardous Materials                         7
                          (c) Notices of Certain Environmental Matters    7
                          (d) Definitions                                 7
             SECTION 3.10. Employee Benefit Plans                         8
             SECTION 3.11. Taxes                                          8
                           (a) Tax Returns and Taxes                      8
                           (b) Tax Claims                                 8
                           (c) Definitions                                8
             SECTION 3.12. Brokers                                        9
             SECTION 3.13. Year 2000                                      9

ARTICLE 4  REPRESENTATIONS AND WARRANTIES OF TIMES MIRROR                 9
             SECTION 4.1. Organization and Good Standing of Times Mirror  9
             SECTION 4.2. Authority                                       9
             SECTION 4.3. No Breach                                       9
             SECTION 4.4. Consents and Approvals                         10
             SECTION 4.5. Brokers                                        10
             SECTION 4.6. Acquisition of Additional Stock                10

ARTICLE 5  COVENANTS OF AMNI                                             10
             SECTION 5.1. Access                                         10
             SECTION 5.2. Ordinary Conduct                               10
                          (a) Common Stock                               10
                          (b) Dividends                                  10
                          (c) Redemption or Acquisition of Capital Stock 10
                          (d) Stock Issuances                            11
                          (e) Reorganizations                            11
                          (f) Asset Dispositions                         11
                          (g) Charter and Bylaws                         11
                          (h) Agreements                                 11
             SECTION 5.3. Acquisition of Additional Shares of Common
                             Stock by Times Mirror; Shareholder Approval 11

ARTICLE 6  MUTUAL COVENANTS                                              11
             SECTION 6.1. Publicity                                      11
             SECTION 6.2. Further Assurances                             12

ARTICLE 7  TERMINATION; AMENDMENT; WAIVER                                12
             SECTION 7.1. Termination                                    12
             SECTION 7.2. Effects of Termination                         12

ARTICLE 8  INDEMNIFICATION                                               13
             SECTION 8.1. Indemnification                                13
                          (a) Indemnification by AMNI                    13
                          (b) Indemnification by Times Mirror            13
             SECTION 8.2. Losses Net of Insurance                        13
             SECTION 8.3. Termination of Indemnification                 13
             SECTION 8.4. Claims for Indemnification                     13
             SECTION 8.5. Defense of Claims                              14

ARTICLE 9  MISCELLANEOUS                                                 15
             SECTION 9.1. Expenses                                       15
             SECTION 9.2. Attorneys' Fees                                15
             SECTION 9.3. Assignment                                     15
             SECTION 9.4. No Third-Party Beneficiaries                   15
             SECTION 9.5. Notices                                        15
             SECTION 9.6. Counterparts; Facsimile                        16
             SECTION 9.7. Entire Agreement                               16
             SECTION 9.8. Severability                                   16
             SECTION 9.9. Amendment                                      17
             SECTION 9.10. Extension; Waiver                             17
             SECTION 9.11. Dispute Resolution; Equitable Enforcement     17
                           (a) Arbitration                               17
                           (b) Equitable Enforcement                     17
             SECTION 9.12. Interpretation of this Agreement              18
                           (a) Construction                              18
                           (b) Governing Law                             18
                           (c) Headings, Exhibits and Schedules          18
                           (d) Representation By Counsel; Interpretation 18


                             TABLE OF EXHIBITS

Exhibit A                             Terms of Registration Rights Agreement
Exhibit B                                     Terms of Shareholder Agreement
Exhibit C                                      Terms of Strategic Agreements
Exhibit D                Items to be Addressed in Opinion of Counsel to AMNI

                             TABLE OF SCHEDULES

3.1  Foreign Jurisdictions
3.3  AMNI Consents
3.5  Capitalization


                           TABLE OF DEFINED TERMS

                                              Cross Reference
Term                                            in Agreement           Page

Agreement                                        Preamble                1
AMNI Material Adverse Effect                     Section 3.1             4
AMNI                                             Preamble                1
Applicable Laws                                  Section3.9(a)           7
Benefit Plans                                    Section 3.10            8
Closing Date                                     Section 1.3             1
Closing                                          Section 1.3             1
Code                                             Section 3.10            8
Common Stock                                     Section 3.5(a)          5
Contracts                                        Section 3.3             4
Edelson Shares                                   Section 2.3(f)          3
Edelson Stock Purchase Agreement                 Section 2.3(f)          3
Enforceability Exceptions                        Section 3.2             4
Environmental Law                                Section 3.9(d)(ii)      8
Exchange Act                                     Section 3.6(a)          6
Hazardous Material                               Section 3.9(d)(i)       7
Losses                                           Section 8.1(a)         13
NASDAQ                                           Section 2.1(c)          2
Purchase Price                                   Section 1.2             1
Registration Rights Agreement                    Section 2.3(e)          3
SEC Reports                                      Section 3.6(a)          6
Securities Act                                   Section 3.6(a)          6
Share or Shares                                  Recitals                1
Shareholder Agreement                            Section 2.3(e)          3
Strategic Agreements                             Section 2.3(e)          3
Tax or Taxes                                     Section 3.11(c)(i)      8
Tax Return                                       Section 3.11(c)(ii)     8
Times Mirror                                     Preamble                1
Transaction Documents                            Section 3.2             4



                             STOCK PURCHASE AGREEMENT

     THIS STOCK PURCHASE AGREEMENT (this "Agreement") dated as of August 20, 1999 is by and between THE TIMES MIRROR COMPANY, a Delaware corporation ("Times Mirror"), and ALTERNATE MARKETING NETWORKS, INC., a Michigan corporation ("AMNI").

                                    RECITALS
     WHEREAS, on the terms and subject to the conditions set forth herein, AMNI desires to sell to Times Mirror, and Times Mirror desires to purchase from AMNI, 350,000 shares of common stock, no par value, of AMNI (individually, a "Share" and collectively, the "Shares").

     NOW, THEREFORE, in consideration of the premises and the representations, warranties, covenants and agreements herein contained and intending to be legally bound hereby, Times Mirror and AMNI hereby agree as follows:

                                    ARTICLE 1

                                PURCHASE AND SALE

     SECTION 1.1. Purchase and Sale of the Shares. On the terms and subject to the conditions of this Agreement, AMNI will sell, transfer and deliver to Times Mirror, and Times Mirror will purchase from AMNI, free and clear of all liens, claims, encumbrances, security interests, options, charges and restrictions of any kind, the Shares.

     SECTION 1.2. Purchase Price. In consideration of the sale, transfer and delivery of the Shares, Times Mirror shall pay to AMNI one million, fifty thousand dollars ($1,050,000) in cash (the "Purchase Price"), payable as set forth in Section 1.3(a)(i).

     SECTION 1.3. Closing. The closing of the purchase and sale of the Shares (the "Closing") will take place on September 10, 1999 (the "Closing Date") at the offices of Gibson, Dunn & Crutcher LLP, 333 South Grand Avenue, Los Angeles, California 90071, unless another time, date or place is agreed to in writing by the parties hereto.

          (a) Times Mirror's Deliveries at Closing. At the Closing, Times Mirror shall deliver to AMNI (i) by wire transfer (to a bank account designated at least two business days prior to the Closing Date in writing by AMNI) immediately available funds in an amount equal to the Purchase Price and (ii) such other documents as are specifically required by this Agreement.

          (b) AMNI's Deliveries at Closing. At the Closing, AMNI shall deliver or cause to be delivered to Times Mirror (i) a certificate representing the Shares and (ii) such other documents as are specifically required by this Agreement.


                                   ARTICLE 2

                             CONDITIONS TO CLOSING

     SECTION 2.1. Conditions to All Parties' Obligations. The respective obligations of the parties hereto to consummate the Closing shall be subject to the satisfaction (or waiver by each party in writing) on or before the Closing Date of the following conditions:

          (a) Governmental Approvals. Any notice or approvals to or of any federal, state or foreign governmental authority with respect to the transactions contemplated hereby shall have been either filed or received.

          (b) No Order. No federal, state or foreign governmental authority or other agency or commission or court of competent jurisdiction shall have enacted, issued, promulgated, enforced or entered any statute, rule, regulation, injunction or other order (whether temporary, preliminary or permanent) which remains in effect, and which has the effect of making the transactions contemplated hereby illegal or otherwise prohibiting consummation of the transactions contemplated by this Agreement.

          (b) Listed on NASDAQ. The Common Stock of AMNI shall not have ceased trading on or been delisted from the NASDAQ SmallCap Market ("NASDAQ"), and no event shall have occurred which would cause the Common Stock of AMNI to cease trading on or to be delisted from NASDAQ.

     SECTION 2.2. Conditions to AMNI's Obligations. The obligations of AMNI to consummate the Closing are subject to the satisfaction (or waiver by AMNI in writing) on or before the Closing Date of the following conditions:

          (a) Representations, Warranties and Covenants. The representations and warranties of Times Mirror made in this Agreement shall be true and correct in all material respects as of the date of this Agreement and, except as specifically contemplated by this Agreement, on and as of the Closing Date, as though made on and as of the Closing Date, and Times Mirror shall have performed or complied with, or shall have caused to be performed or complied with, in all material respects all obligations and covenants required by this Agreement to be performed or complied with by Times Mirror by the time of the Closing; and AMNI shall have received from Times Mirror a certificate dated the Closing Date and signed by an authorized officer of Times Mirror confirming the foregoing.

     SECTION 2.3. Conditions to Times Mirror's Obligations. The obligations of Times Mirror to consummate the Closing are subject to the satisfaction (or waiver by Times Mirror in writing) on or before the Closing Date of the following conditions:

          (a) Representations, Warranties and Covenants. The representations and warranties of AMNI made in this Agreement shall be true and correct in all material respects as of the date of this Agreement and on and as of the Closing Date, as though made on and as of the Closing Date, and AMNI shall have performed or complied in all material respects with all obligations and covenants required by this Agreement to be performed or complied with by AMNI or any affiliate of AMNI by the time of the Closing; and Times Mirror shall have received from AMNI a certificate dated the Closing Date and signed by an authorized officer of AMNI confirming the foregoing.

          (b) Certificate of Good Standing. Times Mirror shall have received from AMNI a certificate as to AMNI issued by the Secretary of State of the State of Michigan and the appropriate governmental authority of each other state in which AMNI is qualified to do business, evidencing its good standing in each such state as of a date not more than ten days prior to the Closing Date.

          (c) Resolutions. Times Mirror shall have received from AMNI certified copies of resolutions duly adopted by the Board of Directors of AMNI authorizing the execution, delivery and performance of this Agreement and the consummation of the transactions contemplated hereby, and all such resolutions shall not have been revoked and shall remain in full force and effect.

          (d) Third-Party Consents. AMNI shall have obtained in writing any third-party consents required under any of the Contracts that are indicated with an asterisk on Schedule 3.3 to which AMNI is a party.

          (e) Ancillary Agreements. AMNI shall have executed and delivered to Times Mirror (i) a Registration Rights Agreement (the "Registration Rights Agreement"), consistent with the terms and conditions set forth on Exhibit A, dated as of the Closing Date, (ii) a Shareholder Agreement (the "Shareholder Agreement"), consistent with the terms and conditions set forth on Exhibit B, dated as of the Closing Date, and (iii) one or more strategic agreements (collectively, the "Strategic Agreements") based on the terms and conditions set forth in Exhibit C.

          (f) Edelson Stock Purchase Agreement. That certain Stock Purchase Agreement (the "Edelson Stock Purchase Agreement") by and between Times Mirror and Edelson Technology Partners II, L.P., a Delaware limited partnership, dated as of the date hereof, with respect to the purchase by Times Mirror of 339,552 shares of Common Stock held by Edelson Technology Partners II, L.P. (the "Edelson Shares"), shall have been executed and delivered by the other party thereto, on terms mutually acceptable to the parties thereto.

          (g) Legal Opinion. Times Mirror shall have received the opinions of Moss & Barnett, legal counsel to AMNI, and Bergesen and Clark, PLC, special counsel to AMNI as to matters of Michigan law, as to the matters set forth in Exhibit D.


                                    ARTICLE 3

                     REPRESENTATIONS AND WARRANTIES OF AMNI

     AMNI hereby represents and warrants to Times Mirror as follows:

     SECTION 3.1. Organization and Good Standing of AMNI. AMNI and each of its subsidiaries is a corporation duly organized and validly existing under the laws of its incorporation. Each of AMNI and each of its subsidiaries has all requisite corporate power and authority and possesses all governmental franchises, licenses, permits, authorizations and approvals necessary to enable it to carry on its business as presently conducted other than such franchises, licenses, permits, authorizations and approvals, the lack of which would not, individually or in the aggregate, have a material adverse effect on the business, financial condition, prospects or results of operations of AMNI and its subsidiaries, taken as a whole (an "AMNI Material Adverse Effect").
Each of AMNI and each of its subsidiaries is duly qualified and in good standing to do business in the jurisdictions set forth on Schedule 3.1, which jurisdictions constitute each jurisdiction in which the nature of its business or the ownership, leasing or holding of its properties makes such qualification necessary, except such jurisdictions where the failure be so qualified or in good standing would not have an AMNI Material Adverse Effect.

     SECTION 3.2. Authority. AMNI has all requisite corporate power and authority to execute and deliver this Agreement, the Registration Rights Agreement, the Shareholder Agreement and the Strategic Agreements (collectively, the "Transaction Documents") and to consummate the transactions contemplated hereby and thereby. All necessary corporate action required to have been taken by or on behalf of AMNI by applicable law or its charter documents has been taken to authorize (a) the approval, execution and delivery on behalf of AMNI of the Transaction Documents and (b) the performance by AMNI of its obligations under the Transaction Documents and the consummation of the transactions contemplated hereby and thereby. Each of the Transaction Documents constitutes a valid and binding agreement of AMNI, enforceable against it in accordance with its terms, except (i) as the same may be limited by applicable bankruptcy, insolvency, moratorium or similar laws of general application relating to or affecting creditors' rights, including the effect of statutory or other laws regarding fraudulent conveyances and preferential transfers and (ii) for the limitations imposed by general principles of equity (the foregoing exceptions set forth in clauses (i) and (ii) being referred to as the "Enforceability Exceptions").

     SECTION 3.3. No Breach. The execution and delivery of each of the Transaction Documents by AMNI do not, and the consummation of the transactions to which AMNI is a party contemplated hereby and thereby will not, (i) violate or conflict with the Articles of Incorporation or Bylaws of AMNI or (ii) except as set forth on Schedule 3.3 hereto, constitute a material breach or default or give rise to any lien, third-party right of termination, cancellation, material modification or acceleration under any note, bond, mortgage, indenture, lease, license, contract, agreement or other instrument or obligation to which AMNI or any of its subsidiaries is now a party or by which any of them or any of their respective properties or assets may be bound (collectively, "Contracts"), or violate or conflict with any law, rule or regulation to which AMNI or any of its subsidiaries or any material portion of AMNI's or any of its subsidiaries' assets is subject.

     SECTION 3.4. Consents and Approvals. Neither the execution and delivery of the Transaction Documents by AMNI nor the consummation of the transactions to which AMNI is a party contemplated hereby or thereby will require any consent, approval, authorization or permit of, or filing with or notification to, any governmental or regulatory authority, except where the failure to obtain such consent, approval, authorization or permit, or to make such filing or notification would not have an AMNI Material Adverse Effect.

     SECTION 3.5.  Capital Stock of AMNI.

          (a) Authorized Capital Stock of AMNI. The authorized capital stock of AMNI consists of 8,000,000 shares of common stock, no par value ("Common Stock") of which, as of August 20, 1999, 3,809,677 shares of Common Stock were issued and outstanding, and 2,000,000 shares of preferred stock, no par value, none of which have been issued or are outstanding. All of the shares of Common Stock are duly authorized and validly issued and outstanding, fully paid and nonassessable. Except for the outstanding shares of Common Stock and except as set forth on Schedule 3.5, there are no shares of capital stock or other equity securities of AMNI outstanding. The shares of Common Stock have not been issued in violation of, and none of the shares of Common Stock is subject to, any preemptive or subscription rights. Except as set forth on Schedule 3.5, there are no outstanding warrants, options, "phantom" stock rights, agreements, convertible or exchangeable securities or other commitments (other than this Agreement) pursuant to which AMNI is or may become obligated to issue, sell, purchase, return or redeem any shares of capital stock or other securities of AMNI, and no equity securities of AMNI are reserved for issuance for any purpose. AMNI is not a party to any agreement pursuant to which the shares of Common Stock are subject to any voting trust agreement or other contract, agreement, arrangement, commitment or understanding restricting or otherwise relating to the voting, dividend rights or disposition of the shares of Common Stock other than (i) this Agreement and (ii) certain options to purchase Common Stock granted by the shareholders of AMNI to certain third parties.

          (b) Subsidiaries. All of the outstanding capital stock of AMNI's subsidiaries is owned by AMNI, free and clear of any mortgage, lien, pledge, charge, security interest or encumbrance of any kind, or any other limitation or restriction. All of the shares of capital stock of each of AMNI's subsidiaries are duly authorized and validly issued and outstanding, fully paid and nonassessable. Except for the outstanding shares of the capital stock of each subsidiary and except as set forth on Schedule 3.5, there are no shares of capital stock or other equity securities of any of AMNI's subsidiaries outstanding. The shares of capital stock of each of AMNI's subsidiaries have not been issued in violation of, and none of such shares of capital stock is subject to, any preemptive or subscription rights. Except as set forth on
Schedule 3.5, there are no outstanding warrants, options, "phantom" stock rights, agreements, convertible or exchangeable securities or other commitments pursuant to which any of AMNI's subsidiaries is or may become obligated to issue, sell, purchase, return or redeem any shares of capital stock or other securities of such subsidiary, and no equity securities of such subsidiary are reserved for issuance for any purpose. The shares of capital stock of each of AMNI's subsidiaries are not subject to any voting trust agreement or other contract, agreement, arrangement, commitment or understanding, including any such agreement, arrangement, commitment or understanding restricting or otherwise relating to the voting, dividend rights or disposition of the shares of such capital stock.

          (c) Registered Common Stock. The Common Stock constitutes the only class of equity securities of AMNI or its subsidiaries registered or required to be registered under the Exchange Act.

          (d) Shares. The Shares, when issued and sold to Times Mirror, in accordance with the terms of this Agreement and against payment therefore as described herein, will be duly and validly issued, fully paid and nonassessable.

          (e) No Appraisal Rights. The holders of shares of Common Stock shall not be entitled to appraisal rights as a result of the consummation of the sale of the Shares by AMNI to Times Mirror as contemplated by this Agreement.

     SECTION 3.6.  SEC Reports; Financial Statements.

          (a) SEC Reports; Audited Financial Statements. AMNI has filed all required forms, reports and documents ("SEC Reports") with the SEC since December 31, 1995, each of which has complied in all material respects with all applicable requirements of the Securities Act of 1933, as amended (the "Securities Act"), and the Securities Exchange Act of 1934, as amended
(the "Exchange Act"), each as in effect on the dates such forms, reports and documents were filed. None of such SEC Reports, including, without limitation, any financial statements or schedules included or incorporated by reference therein, contained when filed any untrue statement of a material fact or omitted to state a material fact required to be stated or incorporated by reference therein or necessary in order to make the statements therein in light of the circumstances under which they were made not misleading. The audited consolidated financial statements of AMNI included in the SEC Reports were prepared in accordance with GAAP and present fairly the consolidated financial position of AMNI and its consolidated subsidiaries as of the dates thereof and their consolidated results of operations and changes in financial position for the periods then ended.

         (b) Amendments to SEC Reports. AMNI has heretofore made available or promptly will make available to Times Mirror a complete and correct copy of any amendments or modifications which are required to be filed with the SEC but have not yet been filed with the SEC to any SEC Reports.

     SECTION 3.7. Litigation; Decrees. As of the date of this Agreement, there are no pending and, to the knowledge of AMNI, threatened, lawsuits or claims with respect to which AMNI or any of its subsidiaries has contacted in writing the defendant or has been contacted in writing by the claimant or by counsel for the claimant by or against AMNI or any of its subsidiaries or any of the properties, assets, operations or businesses or AMNI or any of its subsidiaries and which (a) involve a claim by or against AMNI or any of its subsidiaries of more than $50,000, (b) seek any injunctive relief or (c) relate to the transactions contemplated by this Agreement. Except as publicly disclosed by AMNI in the SEC Reports, neither AMNI nor any of its subsidiaries is in default under any judgment, order or decree of any court, administrative agency or commission or other governmental authority or instrumentality, domestic or foreign, applicable to AMNI or any of its subsidiaries or any of the properties, assets, operations or businesses of AMNI or any of its subsidiaries, except where such default would not have an AMNI Material Adverse Effect.

     SECTION 3.8. Absence of Changes or Events. Except as publicly disclosed by AMNI in the SEC Reports, since June 30, 1999, there has not been an AMNI Material Adverse Effect, other than changes relating to the economy in general or the industries in which AMNI conducts its business in general and not specifically relating to AMNI. Except as contemplated by this Agreement, since June 30, 1999, the business of AMNI and its subsidiaries has been conducted in the ordinary course.

     SECTION 3.9.  Compliance with Applicable Laws.

          (a) General. AMNI and each of its subsidiaries is in compliance with all applicable statutes, laws, ordinances, rules, orders and regulations of any governmental authority or instrumentality, domestic or foreign (collectively, "Applicable Laws"), except for any such incidents of noncompliance that would not have an AMNI Material Adverse Effect. This
Section 3.9 does not relate to matters with respect to Taxes or any other taxes, which are the subjects of Section 3.11. This Section 3.9(a) does not relate to environmental matters, which are the subjects of Sections 3.9(b), 3.9(c) and 3.9(d).

          (b) Hazardous Materials. There has been no release of any Hazardous Material to soil or water originating at, on, or from any of the real property of AMNI during the period that AMNI or any of its divisions or subsidiaries has owned, operated on or leased such real property, except for any such releases that would not have an AMNI Material Adverse Effect.

          (c) Notices of Certain Environmental Matters. AMNI has not received written notice of any alleged violation of Environmental Law or liability for any release of any Hazardous Material in connection with the present or past business or properties of AMNI or any of its subsidiaries, and there exists no writ, injunction, decree, order or judgment outstanding, nor any lawsuit, proceeding, citation, summons or government agency investigation relating thereto, except for any such matters that would not have an AMNI Material Adverse Effect.

          (d)     Definitions.  For purposes of Sections 3.9(b) and 3.9(c):

                    (i) "Hazardous Material" means any chemical substance the presence of which requires investigation or remediation under any federal, state or local statute, regulation, ordinance, order, or common law; or which is defined as a "hazardous waste" or "hazardous substance" under any federal, state or local statute, regulation or ordinance, including the Comprehensive Environmental Response, Compensation and Liability Act (42 U.S.C. Section
9601 et seq.) or the Resource Conservation and Recovery Act (42 U.S.C. Section 6901 et seq.); or which is toxic, explosive, corrosive, flammable, infectious, radioactive, carcinogenic, mutagenic, or otherwise hazardous and is regulated as such by any governmental authority, agency, department, commission, board, agency or instrumentality of the United States or state or any political subdivision thereof.

                    (ii) "Environmental Law" means any applicable statute, regulation, rule, ordinance, code, license or order, of any governmental agency, department, commission, board, bureau or instrumentality of the United States, states and political subdivisions thereof and all applicable judicial and administrative and regulatory decrees, judgments and orders relating to the protection of human health or the environment with respect to Hazardous Materials.

     SECTION 3.10. Employee Benefit Plans. With respect to each employee benefit plan, program, arrangement and contract (including, without limitation, any "employee benefit plan," as defined in Section 3(3) of ERISA) maintained or contributed to by AMNI or any of its subsidiaries or with respect to which AMNI or any of its subsidiaries could incur liability under Section 4069, 4212(c) or 4204 of ERISA (the "Benefit Plans") no event has occurred and, to the knowledge of AMNI, there currently exists no condition or set of circumstances in connection with which AMNI or any of its subsidiaries could be subject to any liability under the terms of the Benefit Plans, ERISA, the Internal Revenue Code of 1986, as amended (the "Code" or any other Applicable Law which would have an AMNI Material Adverse Effect.

     SECTION 3.11.  Taxes.

          (a) Tax Returns and Taxes. Except as publicly disclosed in the SEC Reports, AMNI and its subsidiaries have filed or caused to be filed in a timely manner (within any applicable extension periods) with the appropriate Tax authorities all Tax Returns they are required to have filed and have paid or provided for all Taxes they are required to have paid, except where the failure to have filed such a Tax Return or paid or provided for such Taxes would not have an AMNI Material Adverse Effect. Except as publicly disclosed in the SEC Reports, there are no material Tax liens or assessments against AMNI or any property or assets of AMNI , other than liens for Taxes that are not due and payable or which may thereafter be paid without penalty.

          (b) Tax Claims. Except as publicly disclosed in the SEC Reports, no material claim for assessment or collection of Taxes is presently being asserted against AMNI or any of its subsidiaries and neither AMNI nor any of its subsidiaries is a party to any pending action, proceeding, or investigation by any governmental taxing authority nor does AMNI have knowledge of any such threatened action, proceeding or investigation.

          (c)     Definitions.  For purposes of this Agreement:

                    (i) "Tax" (including "Taxes") means all federal, state, local, foreign and other net income, gross income, gross receipts, sales, use, ad valorem, transfer, franchise, profits, license, lease, withholding, payroll, employment, excise, stamp, premium, property or other taxes of any kind whatsoever, together with any interest and any penalties, additions to tax or additional amounts with respect thereto; and

                    (ii) "Tax Return" means any return, report, statement or information statement required to be filed with respect to Taxes.

     SECTION 3.12. Brokers. No broker, finder or investment banker is entitled to any brokerage finder's or other fee or commission in connection with the transactions contemplated by this Agreement based upon arrangements made by or on behalf of AMNI.

     SECTION 3.13. Year 2000. All of the material computer software, computer firmware, computer hardware (whether general or special purpose), and other similar or related items of automated, computerized, and/or software system(s) that are used or relied on by each of AMNI and each of its subsidiaries in the operation of its business will not malfunction, will not cease to function, will not generate incorrect data, and will not produce incorrect results when processing, providing, and/or receiving (a) date-related data into and between the twentieth and twenty-first centuries and (b) date-related data in connection with any valid date in the twentieth and twenty-first centuries.

                                    ARTICLE 4

                 REPRESENTATIONS AND WARRANTIES OF TIMES MIRROR

     Times Mirror hereby represents and warrants to AMNI as follows:

     SECTION 4.1. Organization and Good Standing of Times Mirror. Times Mirror is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware. Times Mirror has all requisite corporate power and authority and, to the knowledge of Times Mirror, possesses all governmental franchises, licenses, permits, authorizations and approvals necessary to enable it to carry on its business as presently conducted other than such franchises, licenses, permits, authorizations and approvals the lack of which would not prevent Times Mirror from performing its obligations under the Transaction Documents.

     SECTION 4.2. Authority. Times Mirror has all requisite corporate power and authority to execute and deliver the Transaction Documents and to consummate the transactions to which Times Mirror is a party contemplated hereby and thereby. All necessary corporate action required to have been taken by or on behalf of Times Mirror by applicable law or its charter documents has been taken to authorize (a) the approval, execution and delivery on behalf of Times Mirror of the Transaction Documents and (b) the performance by Times Mirror of its obligations under the Transaction Documents and the consummation of the transactions contemplated hereby and thereby. Each of the Transaction Documents constitutes a valid and binding agreement of Times Mirror, enforceable against it in accordance with its terms, except as the same may be limited by the Enforceability Exceptions.

     SECTION 4.3. No Breach. The execution and delivery of the Transaction Documents by Times Mirror do not, and the consummation of the transactions to which Times Mirror is a party contemplated hereby and thereby will not, (a) violate or conflict with the Certificate of Incorporation or Bylaws of Times Mirror or (b) constitute a breach or default or give rise to any lien, third-party right of termination, cancellation, material modification or acceleration under any material agreement, understanding or undertaking to which Times Mirror is a party or by which it is bound, or violate or conflict with any law, rule or regulation to which it or any material portion of its assets is subject, other than such violations, conflicts, breaches, defaults, liens or third-party rights, the existence of which would not prevent Times Mirror from performing its obligations under the Transaction Documents.

     SECTION 4.4. Consents and Approvals. Neither the execution and delivery of the Transaction Documents by Times Mirror nor the consummation of the transactions to which Times Mirror is a party contemplated hereby and thereby will require any consent, approval, authorization or permit of, or filing with or notification to, any governmental or regulatory authority, except where the failure to obtain such consent, approval, authorization or permit, or to make such filing or notification, would not prevent Times Mirror from performing its obligations under the Transaction Documents.

     SECTION 4.5. Brokers. No broker, finder or investment banker is entitled to any brokerage finder's or other fee or commission in connection with the transactions contemplated by this Agreement based upon arrangements made by or on behalf of Times Mirror.

     SECTION 4.6. Acquisition of Additional Stock. Times Mirror does not have any present intention to acquire, either directly or through any of its affiliates (as such term is defined under the Securities Act), shares of Common Stock in an amount which, in the aggregate, would result in ownership by Times Mirror and its affiliates of 45% or more of the Common Stock of AMNI.

                                   ARTICLE 5

                                COVENANTS OF AMNI

     SECTION 5.1. Access. Prior to the Closing, AMNI and its officers, directors, employees, advisors, representatives and authorized agents will provide Times Mirror and its representatives, employees, counsel and accountants, reasonable access to the personnel, properties, books and records of AMNI.

     SECTION 5.2. Ordinary Conduct. Except as contemplated by this Agreement, from the date of this Agreement to the Closing Date, AMNI will conduct its business in the ordinary course in substantially the same manner as presently conducted and will make all reasonable efforts substantially consistent with past practices to preserve its relationships with customers, suppliers and others with whom AMNI deals. Except as contemplated by this Agreement, from the date of this Agreement to the Closing Date, AMNI will not do any of the following, without the prior written consent of Times Mirror:

          (a) Common Stock. Take any action that would result in a failure to maintain the trading of the Common Stock on NASDAQ;

          (b) Dividends. Declare, set aside or pay any dividend or other distribution in respect of its capital stock;

          (c) Redemption or Acquisition of Capital Stock. Redeem or otherwise acquire any shares of its capital stock;

          (d) Stock Issuances. Authorize for issuance, issue, sell, deliver or agree or commit to issue sell or deliver (whether through the issuance or granting of options, warrants, commitments, subscriptions, rights to purchase or otherwise) any stock of any class or any other securities or equity equivalents (including, without limitation, any stock options or stock appreciation rights) of AMNI or any of its subsidiaries, except for (i) the issuance and sale of shares of Common Stock pursuant to options previously granted under any stock option plans of AMNI and (ii) the issuance of options to purchase shares of Common Stock of AMNI currently reserved for issuance and available under its 1995 Long-Term Incentive and Stock Plan and its 1995 Outside Directors and Advisors Stock Plan, as in effect as of the date of this Agreement;

          (e) Reorganizations. Acquire or agree to acquire by merging or consolidating with, by purchasing an equity interest in or the assets of, or by any other manner, any business or any corporation, partnership or other business organization or division thereof, or otherwise acquire or agree to acquire any assets of any other entity (other than the purchase of assets from suppliers, clients or vendors in the ordinary course of business and consistent with past practice);

          (f) Asset Dispositions. Sell, lease or otherwise dispose of, or agree to sell, lease or otherwise dispose of, any of its assets, except in the ordinary course of business and except for sales, leases or dispositions of assets that, in the aggregate, have a value of less than $50,000;

          (g) Charter and Bylaws. Adopt or propose to adopt any amendments to its charter documents which would have an adverse impact on the consummation of the transactions contemplated by this Agreement; or

          (h) Agreements. Agree, whether in writing or otherwise, to do any of the foregoing.

     SECTION 5.3. Acquisition of Additional Shares of Common Stock by Times Mirror; Shareholder Approval. If Times Mirror desires to acquire shares of Common Stock of AMNI in addition to the Shares and the Edelson Shares, AMNI shall use its best efforts to assist Times Mirror in acquiring such additional shares of Common Stock of AMNI from AMNI's shareholders, including but not limited to (a) promptly preparing and filing any documents with the SEC in connection with the commencement of any tender offer by Times Mirror, and (b) promptly seeking the approval of AMNI's shareholders of any such purchase by Times Mirror in accordance with the Michigan Control Share Acquisition Act.


                                   ARTICLE 6

                               MUTUAL COVENANTS

     SECTION 6.1. Publicity. Times Mirror and AMNI agree that, from the date of this Agreement through the Closing Date, no public release or announcement concerning the transactions contemplated hereby shall be issued by any party without the prior consent of each other party (which consent shall not be unreasonably withheld), except as such release or announcement may be required by law or the rules or regulations of any United States securities exchange, NASDAQ, or the Securities and Exchange Commission, in which case the party required to make the release or announcement shall allow each other party reasonable time to comment on such release or announcement in advance of such issuance.

     SECTION 6.2. Further Assurances. From time to time, as and when requested by any party hereto, the other parties shall execute and deliver, or cause to be executed and delivered, all such documents and instruments and shall take, or cause to be taken, all such further or other actions as such requesting party may reasonably deem necessary or desirable to consummate the transactions contemplated by this Agreement.

                                 ARTICLE 7

                      TERMINATION; AMENDMENT; WAIVER

     SECTION 7.1. Termination. This Agreement may be terminated and the transactions contemplated hereby may be abandoned at any time prior to the Closing Date:

          (a)     by mutual written consent of Times Mirror and AMNI;

          (b) by Times Mirror and AMNI if (i) any federal, state or foreign governmental authority or other agency or commission or court of competent jurisdiction shall have enacted, issued, promulgated, enforced or entered any order, decree or ruling which remains in effect, and which has the effect of making the transactions contemplated hereby illegal or otherwise prohibiting consummation of the transactions contemplated by this Agreement and such order, decree, ruling or other action is or shall have become nonappealable; (ii) the Closing has not occurred by 60 days after the date hereof, provided that no party may terminate this Agreement pursuant to this clause (ii) if such party's failure to fulfill any of its obligations under this Agreement shall have been the reason that the Closing Date shall not have occurred on or before said date; or (iii) if the Common Stock has been delisted from NASDAQ;

          (c) by Times Mirror if (i) there shall have been a breach of any representation or warranty on the part of AMNI set forth in this Agreement or if any representation or warranty of AMNI shall have become untrue, provided that Times Mirror has not breached any of its obligations hereunder; or (ii) there shall have been a breach by AMNI of any of its covenants or agreements hereunder, provided that Times Mirror has not breached any of obligations hereunder; or

          (d) by AMNI, if (i) there shall have been a breach of any representation or warranty on the part of Times Mirror set forth in this Agreement or if any representation or warranty of Times Mirror shall have become untrue, provided that AMNI has not breached any of its obligations hereunder; or (ii) there shall have been a breach by Times Mirror of any of its covenants or agreements hereunder, provided that AMNI has not breached any of obligations hereunder.

     SECTION 7.2. Effects of Termination. If this Agreement is terminated and the transactions contemplated hereby are abandoned pursuant to Section 7.1, this Agreement shall become void and of no further force and effect, except for the provisions of (a) Section 6.1 relating to publicity, (b) Section 9.1 relating to expenses generally, (c) Section 9.2 relating to attorneys' fees and expenses, (d) Section 9.5 relating to notices, (e) Section 9.11 relating to arbitration and consent to jurisdiction and (f) this Article 7. Nothing in this Article 7 shall be deemed to release any party from any liability for any breach by such party of the terms and provisions of this Agreement or to impair the right of any party to compel specific performance by any other party of its obligations under this Agreement.

                                  ARTICLE 8

                               INDEMNIFICATION

     SECTION 8.1.  Indemnification.

          (a) Indemnification by AMNI. AMNI shall indemnify Times Mirror and its officers, directors, employees and agents against and hold them harmless from any and all damage, loss (including any diminution in the value of the assets of AMNI), liability and expense (including reasonable expenses of investigation and reasonable attorneys' fees and expenses in connection with any action, suit or proceeding) ("Losses") suffered or incurred by any such indemnified party to the extent arising from (i) any failure of any representation or warranty of AMNI to be true and correct as of the Closing Date or (ii) any breach by AMNI of any covenant contained in this Agreement requiring performance after the Closing Date.

          (b) Indemnification by Times Mirror. Times Mirror shall indemnify AMNI and its officers, directors, employees and agents against and hold them harmless from any and all Losses suffered or incurred by any such indemnified party to the extent arising from (i) any failure of any representation or warranty of Times Mirror to be true and correct as of the Closing Date or (ii) any breach by Times Mirror of any covenant contained in this Agreement requiring performance after the Closing Date.

     SECTION 8.2. Losses Net of Insurance. The amount of any Losses for which indemnification is provided under this Article 8 shall be net of any amounts recovered or recoverable by the indemnified party under insurance policies with respect to such Losses.

     SECTION 8.3. Termination of Indemnification. The obligations to indemnify and hold harmless a party hereto, (a) pursuant to clause (a) of
Section 8.1 shall terminate when the applicable statute of limitations expires and (b) pursuant to clause (b) of Section 8.1 shall not terminate; provided, however, that as to clause (a) above, such obligations to indemnify and hold harmless shall not terminate with respect to any item as to which the person to be indemnified or the related party hereto shall have, before the expiration of the applicable period, previously made a claim by delivering a notice (setting forth the detailed basis of such claim) to the indemnifying party.

     SECTION 8.4. Claims for Indemnification. If any party shall believe that such party (the "Indemnitee") is entitled to indemnification pursuant to this
Article 8 in respect of any Losses, such Indemnitee shall give the appropriate indemnifying party (the "Indemnifying Party") prompt written notice thereof. Any such notice shall set forth in reasonable detail and to the extent then known the basis for such claim for indemnification. The failure of such Indemnitee to give notice of any claim for indemnification promptly shall not adversely affect such Indemnitee's right to indemnity hereunder except to the extent that such failure adversely affects the right of the Indemnifying Party to assert any reasonable defense to such claim. The Indemnifying Party shall have twenty (20) business days following its receipt of such notice either (a) to acquiesce in such claim and their respective responsibilities to indemnify the Indemnitee in respect thereof in accordance with the terms of this Article 8 by giving such Indemnitee written notice of such acquiescence or (b) to object to the claim by giving such Indemnitee written notice of the objection. If the Indemnifying Party does not object thereto within such twenty (20) business day period, such Indemnifying Party shall be deemed to have acquiesced in such claim and their respective responsibilities to indemnify the Indemnitee in respect thereof in accordance with the terms of this Article 8.

     SECTION 8.5.  Defense of Claims.

          (a) In connection with any claim which may give rise to indemnity under this Article 8 resulting from or arising out of any claim or proceeding against an Indemnitee by a person that is not a party hereto, the Indemnifying Party shall have the right to, upon written notice sent at any time to the Indemnitee, participate in or assume control of the defense of such claim or proceeding, at its own expense, and shall take all steps reasonably necessary in the defense or settlement thereof and shall at all times diligently and promptly pursue the resolution thereof. Such Indemnitee shall cooperate fully with the Indemnifying Party, subject to reimbursement for actual out-of-pocket expenses incurred by such Indemnitee as the result of a request by the Indemnifying Party. Such Indemnitee shall have the right to approve legal counsel selected by the Indemnifying Party, which approval shall not be unreasonably withheld. If the Indemnifying Party elects to assume control of the defense of any third-party claim or proceeding, such Indemnitee shall have the right to participate in the defense of such claim or proceeding with legal counsel of its own selection; provided, however, that such Indemnitee shall pay the fees and expenses of such counsel unless the named parties to any such claim or proceeding include both such Indemnitee and the Indemnifying Party and such Indemnitee has been advised by legal counsel that there may be one or more legal defenses available to it which are different from or additional to those available to the Indemnifying Party (in which case, if such Indemnitee informs the Indemnifying Party in writing that it elects to employ separate counsel at the expense of the Indemnifying Party, the Indemnifying Party shall not have the right to assume the defense of such claim or proceeding on behalf of such Indemnitee), it being understood that the Indemnifying Party shall not, in connection with any one claim or proceeding, be liable for the fees and expenses of more than one separate firm of attorneys at any time for such Indemnitee.

          (b) If the Indemnifying Party does not elect to assume control or otherwise participate in the defense of any third-party claim or proceeding, it shall be bound by the results obtained by such Indemnitee with respect to such claim or proceeding; provided, however, that no settlement or compromise of any claim which may result in any indemnification liability may be made by such Indemnitee without the prior written consent of the Indemnifying Party, which consent shall not be unreasonably withheld or delayed. No settlement or compromise of any claim may be made by the Indemnifying Party without the prior written consent of such Indemnitee. In the event that such Indemnitee provides written consent to the Indemnifying Party with respect to the settlement or resolution of any claim by the Indemnifying Party, the Indemnifying Party shall pay or cause to be paid all amounts arising out of such settlement or judgment either concurrently with the effectiveness thereof or shall obtain and deliver to such Indemnitee prior to the execution of such settlement a general release executed by the third-party claimant, which general release shall release such Indemnitee from any liability in such matter.

                                   ARTICLE 9

                                 MISCELLANEOUS

     SECTION 9.1. Expenses. Whether or not the transactions contemplated hereby are consummated, and except as otherwise provided in this Agreement, all fees, costs and expenses incurred in connection with this Agreement and the transactions contemplated hereby shall be paid by the party incurring such fees, costs or expenses.

     SECTION 9.2. Attorneys' Fees. Should any arbitration or litigation be commenced concerning this Agreement or the rights and duties of any party with respect to it, the party prevailing shall be entitled, in addition to such other relief as may be granted, to a reasonable sum for such party's attorneys' fees and expenses determined by the court in such arbitration or litigation or in a separate action brought for that purpose.

     SECTION 9.3. Assignment. This Agreement and the rights and obligations hereunder shall not be assignable or transferable by Times Mirror or AMNI without the prior written consent of the other parties hereto; provided, however, that Times Mirror shall be permitted to assign this Agreement or any of its rights, interests or obligations hereunder to any of its affiliates without the prior written approval or any other party; and provided, further, however, that no assignment shall limit or affect the assignor's obligations hereunder.

     SECTION 9.4. No Third-Party Beneficiaries. This Agreement is for the sole benefit of the parties hereto and their permitted assigns and nothing herein expressed or implied shall give or be construed to give to any person or entity, other than the parties hereto and such assigns, any legal or equitable rights hereunder.

     SECTION 9.5. Notices. All notices or other communications required or permitted to be given hereunder shall be in writing and shall be delivered by hand or sent prepaid telecopy, or sent, postage prepaid, by registered, certified or express mail, or reputable overnight courier service and shall be deemed given when so delivered by hand or telecopied, or if mailed, three days after mailing (one business day in the case of express mail or overnight courier service), as follows:

                    (i)     if to AMNI,

                            One Ionia S.W., Suite 300
                            Grand Rapids, MI  49503
                            Attention:  Phillip D. Miller
                            Telecopier No.:  (616) 235-3405

                            with a copy to:

                            Moss & Barnett, a Professional Association
                            4800 Norwest Center, 90 South 7th Street
                            Minneapolis, MN  55402
                            Attention:  Janna R. Severance
                            Telecopier No.:  (612) 339-6686

                    (ii)    if to Times Mirror,

                            One Times Mirror Square
                            Los Angeles, California  90053
                            Attention:  Edward L. Blood
                            Telecopier No.:  (213) 237-3917

                            with a copy to:

                            Gibson, Dunn & Crutcher LLP
                            333 South Grand Avenue
                            Los Angeles, California  90071
                            Attention:  Peter F. Ziegler, Esq.
                            Telecopier No.:  (213) 229-6595

     SECTION 9.6. Counterparts; Facsimile. This Agreement may be executed and delivered in one or more counterparts and via facsimile, all of which shall be considered one and the same agreement, and shall become effective when one or more such counterparts have been signed by each of the parties and delivered or faxed to the other party.

     SECTION 9.7. Entire Agreement. This Agreement (including the Exhibits and Schedules hereto) contains the entire agreement and understanding between the parties hereto with respect to the subject matter hereof and supersede all prior agreements and understandings relating to such subject matter.

     SECTION 9.8. Severability. If any provision of this Agreement or the application of any such provision to any person or circumstance shall be held invalid, illegal or unenforceable in any respect by a court of competent jurisdiction, such invalidity, illegality or unenforceability shall not affect any other provision hereof.

     SECTION 9.9. Amendment. This Agreement may be amended by action taken by Times Mirror and AMNI at any time only by an instrument in writing signed on behalf of each of the parties hereto.

     SECTION 9.10. Extension; Waiver. At any time prior to the Closing Date, any party hereto may (a) extend the time for the performance of any of the obligations or other acts of any other party, (b) waive any inaccuracies in the representations and warranties of any other party contained herein or in any document, certificate or writing delivered pursuant hereto or (c) waive compliance by any other party with any of the agreements or conditions contained herein. Any agreement on the part of any party hereto to any such extension or waiver shall be valid only if set forth in an instrument, in writing, signed on behalf of such party. The failure of any party hereto to assert any of its rights hereunder shall not constitute a waiver of such rights.

     SECTION 9.11.  Dispute Resolution; Equitable Enforcement.

          (a) Arbitration. Except as otherwise provided in Section 9.11(b), any controversy, dispute or claim arising under this Agreement shall be settled by arbitration conducted in New York, New York in accordance with the rules of the American Arbitration Association as then in effect and judgment upon any award rendered by the arbitrator may be entered by any federal or state court having jurisdiction thereof. Any such arbitration shall be conducted by a single arbitrator who shall be a retired judge of any appellate or trial court of the State of New York, any United States appellate court or the United States District Court for any New York district. The parties intend that this agreement to arbitrate be valid, enforceable and irrevocable.

          (b) Equitable Enforcement. Notwithstanding anything to the contrary contained in this Section 9.11, any claim by either party for injunctive or other equitable relief, including specific performance (including the agreement to arbitrate contained in Section 9.11(a)), may be brought in the Supreme Court of the State of New York, New York County, or in the United States District Court for the Southern District of New York before or as a result of arbitration, and any judgment, order or decree relating thereto shall have precedence over any arbitral award or proceeding. Each of Times Mirror and AMNI irrevocably submits to the exclusive jurisdiction of (i) the Supreme Court of the State of New York, New York County, and (ii) the United States District Court for the Southern District of New York, for the purposes of any suit, action or other proceeding arising out of this Agreement or any transaction contemplated hereby. Each of Times Mirror and AMNI agrees to commence any action, suit or proceeding relating hereto either in the United States District Court for the Southern District of New York or, if, for jurisdictional reasons, such suit, action or other proceeding may not be brought in such court, in the Supreme Court of the State of New York, New York County. Each of Times Mirror and AMNI further agrees that service of any process, summons, notice or document by U.S. registered mail to such party's respective address set forth in Section 9.5 above shall be effective service of process for any action, suit or proceeding in New York with respect to any matters to which it has submitted to jurisdiction as set forth above in the immediately preceding sentence. Each of Times Mirror and AMNI irrevocably and unconditionally waives any objection to the laying of venue of any action, suit or proceeding arising out of this Agreement or the transactions contemplated hereby in (x) the Supreme Court of the State of New York, New York County, or (y) the United States District Court for the Southern District of New York, and hereby further irrevocably and unconditionally waives and agrees not to plead or claim in any such court that any such action, suit or proceeding brought in any such court has been brought in an inconvenient forum.

     SECTION 9.12.  Interpretation of this Agreement.

          (a) Construction. Unless the context of this Agreement clearly requires otherwise, references to the plural include the singular, the singular includes the plural, the part includes the whole, "including" is not limiting and "or" has the inclusive meaning represented by the phrase "and/or." The words "hereof," "herein," "hereby," "hereunder" and similar terms in this Agreement refer to this Agreement as a whole (including the Preamble, the Recitals, the Schedules and the Exhibits) and not to any particular provision of this Agreement. Article, section, exhibit, schedule, recital and preamble references in this Agreement are to those portions of this Agreement unless otherwise specified.

          (b) Governing Law. This Agreement shall be governed by and construed in accordance with the internal laws of the State of New York applicable to agreements made and to be performed entirely within such State.

          (c) Headings, Exhibits and Schedules. The headings contained in this Agreement, in any Exhibit or Schedule hereto and in the Table of Contents to this Agreement, are for reference purposes only and shall not affect in any way the meaning or interpretation of this Agreement. Any capitalized terms used in any Exhibit or Schedule but not otherwise defined therein shall have the meaning as defined in this Agreement.

          (d) Representation By Counsel; Interpretation. Times Mirror and AMNI each acknowledges that each party to this Agreement has been represented by counsel in connection with this Agreement and the transactions contemplated by this Agreement. Accordingly, any rule of law, including Section 1654 of the California Civil Code or any comparable provision of New York law, or any legal decision that would require interpretation of any claimed ambiguities in this Agreement against the party that drafted it has no application and is expressly waived. The provisions of this Agreement shall be interpreted in a reasonable manner to effect the intent of Times Mirror and AMNI.


          IN WITNESS WHEREOF, the parties have caused this Stock Purchase Agreement to be duly executed as of the date first written above.

                              THE TIMES MIRROR COMPANY,
                              a Delaware corporation

                              By: /s/ Edward L. Blood
                                  Name:  Edward L. Blood
                                  Title:  Vice President- Strategic Planning

                              ALTERNATE MARKETING NETWORKS, INC.,
                              a Michigan corporation

                              By: /s/ Phillip D. Miller
                                  Name:  Phillip D. Miller
                                  Title:  Chairman and Chief Executive Officer