Form 10KSB
period 1999-12-31
ALTERNATE MARKETING NETWORKS INC
filed 2000-03-30
CIK 949244

United States
                     SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                 Form 10-KSB


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended:  December 31, 1999

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:  $28,576,334

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $3,744,331, based on 1,316,572 shares held by non-affiliates as of March 6, 2000, and the average of the closing bid and asked prices for said shares in the Nasdaq SmallCap Market as of such date.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,122,993 shares of Common Stock, as of March 6, 2000.


                     DOCUMENTS INCORPORATED BY REFERENCE

The Company's definitive proxy materials to be filed on or before April 10, 2000 are incorporated by reference in Part III of this Form 10-KSB. In addition certain exhibits identified in Part III, Item 12 are incorporated by reference to said exhibits as filed with (i) Form SB-2 Registration Statement (Commission File No. 33-95332C), (ii) Report on Form 10-KSB for the fiscal year ended December 31, 1995, (iii) Reports on Form 8-K (dated April 11, 1996) and Form 8-K/A (dated April 4, 1996), (iv) Report on Form 10-KSB for the fiscal year ended December 31, 1998, (v) Report on form 10-QSB for the quarterly period ended September 30, 1999, and (vi) Report on 8-K (dated February 17, 2000).

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

PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 30

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act . . . . . . . . 30

Item 10. Executive Compensation. . . . . . . . . . . . . . . . . . . . . . 30

Item 11. Security Ownership of Certain Beneficial Owners and Management. . 30

Item 12. Certain Relationships and Related Transactions  . . . . . . . . . 30

Item 13. Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . 30
         Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . . . 30

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 31

Exhibit Index. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 32

                                    PART I

Item 1.  DESCRIPTION OF BUSINESS

OVERVIEW

     Alternate Marketing Networks, Inc. is a national marketing services company that provides advertising, marketing, and Internet-based logistics services for national advertisers and publishers throughout the United States. The Company's objective is to become a total marketing solutions provider for clients in the e-commerce, automotive, consumer package goods, telecommunications and other industries.

     The Company's strategic advantage is its proprietary database, the Media Optimizer TM, and its Internet based End-To-End TM tracking system. Through use of these systems, the Company is able to match client targeting requests, offer efficient media capabilities, and provide sophisticated Internet tracking systems.

DESCRIPTION OF OPERATIONS

     The Company offers the following general product categories and services to its clients: suburban newspaper advertising, consumer product sampling, telephone directory distribution, and logistics services with Internet tracking capabilities. All of these services (described below) are provided on a national basis.

     Suburban Newspaper Advertising - The Company markets this service under the trade name "U.S. Suburban Press" or "USSPI." The service provides comprehensive national representation to over 900 suburban newspapers for run-of-press (ROP) advertising and pre-printed circulars that are inserted into the newspaper. Examples of the clients that have utilized this service include Ameritech, General Motors and travelocity.com.

     Consumer Product Sampling - The Company markets this service under the trade name "APD In-Home Sampling." The service provides a total solution for national advertisers to target their samples and coupons to select households throughout the United States. This is accomplished by the production of a six-color processed flexo-printed poly bag that is distributed either by newspapers or private delivery companies. Examples of the clients that have utilized this service include Procter & Gamble, Kellogg, Kraft and America Online.

     Telephone Directory Distribution - The Company markets this service under the trade name "Alternate Postal Direct." The service provides nationwide distribution of telephone directories and marketing services such as the selling of advertising ride-alongs for some of these clients. Examples of the clients that have utilized this service include GTE, Transwestern Publishing and Sunshine Pages.

     Logistics and Tracking Services - The Company markets these services to clients using one or more of the Company's other services (i.e., sampling, USSPI, and telephone directory distribution). Logistics and tracking are offered under the trade names "Total Logistics" and "itrackfreight.com" and comprise logistic support, brokering of freight and Internet tracking of clients' shipments.

PRINCIPAL CUSTOMERS

     During the year ended December 31, 1999, the Company had one customer which accounted for approximately 21% of the Company's revenues for the year. During the year ended December 31, 1998, the Company had two single customers which each accounted for approximately 10% of the Company's revenues.

STRATEGIC ALLIANCES AND ACQUISITIONS

     The Company made no acquisitions during 1999. In February 2000, the Company acquired certain assets and operations of Total Logistics, Inc., a logistics planning and transportation brokering company, for a purchase price of approximately $900,000, consisting of $800,000 cash and 40,816 shares of the Company's common stock. The purchase agreement provides for contingent additional consideration of a maximum of $900,000 cash if certain profit levels are achieved during the three years following closing. This acquisition expands the Company's presence through the introduction of a new Internet tracking system. The new tracking service, itrackfreight.com, allows customers to track the movement of their products across the nation to insure high quality and timely service.

    The Company intends to continue efforts to identify complementary businesses for acquisitions, alliances or joint ventures.

COMPETITION

     The Company's primary competitor for in-home sample deliveries is Valassis Communications, Inc. (NYSE:VCI). Its primary competitor for suburban newspaper advertisements is Landon and Associates. Its primary competitors for direct delivery of telephone directories is Product Development Corporation. The Company has no primary competitors that offer a combination of direct delivery, newspaper delivery and mail delivery, or that provides comprehensive services of logistics planning, freight brokering, and Internet tracking.

EMPLOYEES

     As of December 31, 1999, the Company had 46 full-time employees, including 15 in sales and sales support, 18 in operations, 3 in computer systems, and 10 in general and administrative support. In addition, as of December 31, 1999, the Company had approximately 25 part-time employees in operations, which number varies from month to month. The Company does not foresee any material changes to the current number of employees.

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

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company currently leases its principal executive offices in Grand Rapids, Michigan at a monthly base rent of approximately $2,630, pursuant to a lease which expires in August, 2002. The Company leases a sales office in Norwalk, Connecticut at a monthly base rent of $3,819, pursuant to a lease which expires in May, 2001. In addition, one of the Company's wholly-owned subsidiaries, Alternate Postal Direct, Inc., rents warehouse space in Minneapolis, Minnesota on a month to month basis at a monthly rent of $1,350; and warehouse and office space in St.Petersburg, Florida on a month to month basis at a monthly rent of $3,317. Another wholly-owned subsidiary, National Home Delivery, Inc. (d/b/a USSPI) rents a sales office in Schaumburg, Illinois, at an aggregate monthly rent of $4,787, pursuant to a lease which expires in December, 2002, and, office space in New York City, New York on a month to month basis, at a monthly base rent at $1,635. The Company does not deem any of these leases to be material, since all of these facilities could be replaced with substantially equivalent facilities at similar cost without great difficulty.

ITEM 3.  LEGAL PROCEEDINGS

     None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The following table sets forth the quarterly high and low bid prices for the Company's Common Stock (which is its only class of security outstanding), as reported in the Nasdaq SmallCap Market, for the last two years. The Company's Common Stock is traded under the symbol "ALTM."

                                                          Bid Price
                                                       Low        High
         Year ended December 31, 1999:
         First quarter . . . . . . . . . . . . . . .  0 25/32    1 3/8
         Second quarter  . . . . . . . . . . . . . .  1          1 1/4
         Third quarter   . . . . . . . . . . . . . .  1          2 15/16
         Fourth quarter  . . . . . . . . . . . . . .  1          2 1/2

         Year ended December 31, 1998
         First quarter . . . . . . . . . . . . . . .  1 1/8      1 1/2
         Second quarter  . . . . . . . . . . . . . .  0 7/8      1 1/2
         Third quarter . . . . . . . . . . . . . . .  0 5/8      1 1/4
         Fourth quarter  . . . . . . . . . . . . . .  0 3/8      1 1/8

     As of March 3, 2000, the Company's Common Stock was held of record by 36 holders. Registered ownership includes nominees who may hold securities on behalf of multiple beneficial owners. The Company estimates that the number of beneficial owners as of March 3, 2000 is approximately 490.

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

ISSUANCE OF UNREGISTERED SECURITIES

     As reported in the Company's Form 10-QSB report for the quarter ended September 30, 1999, on September 10, 1999, the Company issued 350,000 shares of its common stock to The Times Mirror Company for an aggregate purchase price of $1,050,000. No underwriters were involved in the sale. The sale of the securities was made without registration under the Securities Act of 1933 (the "Act") in reliance upon the exemptions contained in Sections 4(2) and 4(6) of the Act.

     In November 1999 the Company issued 3-year warrants for purchase of an aggregate of 55,000 shares of Common Stock, exercisable at $3.00 per share, to certain underwriters of a prior public offering in exchange for (a) cancellation of 5-year warrants for purchase of an aggregate of 110,000 shares of Common Stock, exercisable at $6.00 per share, and (b) certain consulting and investment banking services. These securities were issued without registration under the Act in reliance upon the exemptions contained in Sections 4(2) and 4(6) of the Act.

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

THE YEAR IN REVIEW

     During 1999, the Company's major focus was to continue to strengthen its client-driven strategy. The Company also continued its commitment to improve features such as End to End Tracking TM to place information in the hands of its clients in a user friendly format.

RESULTS OF OPERATIONS

     Results of operations for the years ended December 31, 1999 and 1998 are as follows:

                                               1999          1998
                                              ------        ------
     Net sales . . . . . . . . . . . . . . $28,576,334   $20,133,191
     Cost of sales . . . . . . . . . . . .  21,707,261    15,348,126
                                           -----------   -----------
     Gross profit. . . . . . . . . . . . .   6,869,073     4,785,065
                                           -----------   -----------
     Selling, general and
      administrative expenses. . . . . . .   5,860,692     5,054,162
                                           -----------   -----------
     Operating income (loss) . . . . . . .   1,008,381  (    269,097)
                                           -----------   -----------
     Net income (loss) . . . . . . . . . . $ 1,047,771  ($   270,226)
                                           ===========   ===========
     Income (Loss) per share:
        Basic  . . . . . . . . . . . . . .       $0.27  (      $0.07)
                                           ===========   ===========
        Diluted. . . . . . . . . . . . . .       $0.27  (      $0.07)
                                           ===========   ===========
     Weighted average number of shares
      outstanding:
        Basic . . . . . . . . . . . . . . .  3,910,162     3,982,309
        Diluted . . . . . . . . . . . . . .  3,934,586     3,982,309

      The following table sets forth selected consolidated earnings data of the Company expressed as a percentage of sales for the years ended December 31, 1999 and 1998:

                                               1999          1998
                                             --------      --------
     Net sales . . . . . . . . . . . . . .    100.0 %       100.0 %
     Gross profit. . . . . . . . . . . . .     24.0 %        23.8 %
     Operating expenses. . . . . . . . . .     20.5 %        25.1 %
     Operating income(loss). . . . . . . .      3.5 %      (  1.3)%
     Net income(loss). . . . . . . . . . .      3.7 %      (  1.3)%
                                             ========      ========

     Net sales: The net sales increase for 1999 as compared to 1998 was primarily due to the increase in revenue from in-home sampling and value added services offered to sampling clients such as freight logistics. In addition, suburban newspaper revenues increased by more than $1 million, an 11% increase over the previous year.

     Gross profit: The gross profit percentage increased in 1999 due to a change in the mix of revenues and the Company's efforts to reduce direct costs by expanding its core supplier network.

     Selling, general and administrative expenses: Operating expenses increased in 1999 primarily as a result of increased personnel costs. Also, increased travel costs associated with the Company's focus on sales growth, including the addition of new sales staff, contributed to the higher costs in 1999.

     Other income: Other income consists of interest income and interest expense. Interest income and interest expense for the year ended December 31, 1999 were $67,616 and $26,822, respectively. Interest income and interest expense in 1998 were $30,633 and $25,392, respectively.

FOURTH QUARTER RESULTS:

     The results of the fourth quarter of 1999 as compared to the same period in 1998 is summarized as follows:


                                           Quarter ending December 31,
                                               1999          1998
                                              ------        ------
     Net sales . . . . . . . . . . . . . . $ 7,690,412   $ 5,685,088
     Cost of sales . . . . . . . . . . . .   5,786,143     4,307,765
                                           -----------   -----------
     Gross profit. . . . . . . . . . . . .   1,904,269     1,377,323
     Selling, general and
      administrative expenses. . . . . . .   1,718,761     1,558,304
                                           -----------   -----------
     Operating income(loss). . . . . . . .     185,508  (    180,981)
                                           -----------   -----------
     Net income (loss) . . . . . . . . . . $   220,516  ($   193,296)
                                           ===========   ===========
     Income (Loss) per share:
        Basic  . . . . . . . . . . . . . .       $0.05  (      $0.05)
                                           ===========   ===========
        Diluted. . . . . . . . . . . . . .       $0.05  (      $0.05)
                                           ===========   ===========
     Weighted average number of shares
      outstanding:
        Basic . . . . . . . . . . . . . . .  4,099,432     3,885,462
        Diluted . . . . . . . . . . . . . .  4,141,649     3,885,462

     Net sales: The increase in revenue for the fourth quarter of 1999 as compared to the fourth quarter of 1998 is primarily due to the increase from in-home sampling revenues and freight logistics, as well as modest increases in revenues from the delivery of telephone directories and suburban newspaper revenues.

     Selling, general, and administrative expenses: These expenses increased in the fourth quarter of 1999 as compared to the fourth quarter of 1998 due to the increased operating expenses incurred in connection with increased marketing and travel expenses.

     Other income: Interest income for the fourth quarter of 1999 was $34,523 with no interest expense. Interest income and interest expense for the fourth quarter of 1998 were $5,251 and $18,323, respectively, resulting in a net expense of $13,072.

INFLATION

     The Company believes that inflation has not had a material impact on its operations or liquidity to date.

SEASONALITY AND OTHER BUSINESS FLUCTUATIONS

     Although the Company experiences some seasonality in operations corresponding with holiday advertising, such variations are not material to overall results of operations.

     The events from the national economy that impact the Company include employment levels, postal regulations, and newsprint and coated paper price increases. An increase in employment levels affects, to some degree, the available pool of contract carriers that make the deliveries for the Company's distribution network. This usually increases the cost of recruitment for the private delivery and newspaper networks, including the Alternate Postal Direct, Inc. subsidiary, and may contribute subtle pressure on negotiated delivery costs.

YEAR 2000 READINESS

     In early 1998, the Company implemented a plan to evaluate the impact of the Year 2000 on the computer systems it uses. The Company's plan addressed three areas: outside supplier software; suppliers and vendors; and internal operating systems and hardware.

     During the period from January 1, 2000 through the date of this report on Form 10-KSB, the Company has not experienced any significant disruption in its operations due to Year 2000 failures, and the Company does not expect any disruptions to occur. The Company estimates its total costs for Year 2000 readiness and remediation as of March 1,2000, at $20,000.

LIQUIDITY AND CAPITAL RESOURCES

     During 1999, the Company was able to fund its operations with cash made available through the operating activities of the year. The Company also has established a bank line of credit for $2,500,000 to assist in future cash flow needs. The terms include interest at one-half percent over the bank's prime rate. Available borrowings are based upon a percentage of eligible accounts receivable. The agreement expires June 30, 2000. Upon expiration, the Company expects to renew the line of credit under the same terms. Cash and equivalents increased by $957,882 to $1,180,472 at December 31, 1999.

SUMMARY OF CASH FLOWS

     Cash flows from operating activities. Cash provided from (used in) operating activities was $1,831,658 in 1999 compared to ($1,928,445) in 1998. This change was largely attributable to the net income and the increase in accounts payable and accrued liabilities.

     Cash flows from investing activities. The cash used in investing activities in 1998 was $124,605 compared to $232,472 in 1998. The majority of the usage in 1999 was for the purchase of property and equipment and the development of software.

     Cash flows from financing activities.   The Company used cash in
financing activities in 1999 in the amount of $749,171 compared to obtaining cash in 1998 of $1,325,609. During 1999, the Company received $1,050,000 in cash from the issuance of 350,000 shares of Common Stock. The primary use of funds in 1999 was to pay off the line of credit agreement with the bank. During 1998, the Company borrowed $1,575,000 on its line of credit to fund its operating activities.

     The Company believes that cash flows from operations, along with the bank line of credit, will be adequate to fund its operations and meet its presently anticipated capital expenditure requirements for the foreseeable future.

NEW ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 1999, the Company adopted two Statements of Position
(SOP) issued by the Accounting Standards Executive Committee of the American Institute of Public Accountants. SOP 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" provides guidance on the classification of software project costs between expense and capital. SOP 98-5 "Reporting on Costs of Start-up Activities" prescribes that the costs of opening a new facility, commencing business in a new market, or similar start-up activities must be expensed as incurred. SOP 98-1 has been applied on a prospective basis from January 1, 1999. The initial application of SOP 98-5 was to be reported as a cumulative effect of a change in accounting principle, if material. The adoption of these SOPs did not have a significant impact on the Company's financial results during 1999.

     In June of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement was to be effective for fiscal years beginning after June 15, 1999. In July 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Financial Instruments and Hedging Activites-Deferrel of the Effective Date of FASB Statement No. 133". SFAS No. 137 delays the effective date of SFAS No. 133 by one year. The Company will adopt SFAS No. 133 on January 1, 2001. Management does not expect the adoption to have a significant impact on the Company's financial results.

OUTLOOK FOR THE FUTURE

     During the first half of 2000, the Company will continue to add additional capabilities. With the recent acquisition of the assets and operations of Total Logistics, Inc., the Company will be expanding the services offered to its clients to include freight logistics and tracking (itrackfreight.com). The Company also intends to expand its Internet presence into other areas by internal development and acquisitions. As an expansion to its Internet based End-to-End TM tracking system, the Company will be adding a geographic information system that will allow clients to access a wide array of mapping functions to view their marketing programs.

     The Company will also be developing a targeted co-op program for its APD In-Home Sampling division for its door hang program, and a Metro standby program for its newspaper advertising clients.

      The Company currently believes that the financial results for the first quarter of 2000 will reflect lower revenues due to softness in revenues from consumer package goods sampling, although this category is anticipated to be a stronger performer during the remainder of the year. This could result in lower sales volume and earnings for the first quarter of 2000 as compared to 1999.

ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS
                                                            Page
      Report of Independent Accountants                     12
      Consolidated Balance Sheets                           13-14
      Consolidated Statements of Operations                 15
      Consolidated Statements of Changes in
          Shareholders' Equity                              16
      Consolidated Statements of Cash Flows                 17-18
      Notes to Consolidated Financial Statements            19-29

                          REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders of
Alternate Marketing Networks, Inc.
and Subsidiaries

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Alternate Marketing Networks, Inc. and Subsidiaries (the "Company") at December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

Grand Rapids, Michigan
March 13, 2000

                ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                           December 31, 1999 and 1998

                                    ASSETS

                                                   1999            1998
                                               ------------    ------------
Current assets:
  Cash and cash equivalents                    $ 1,180,472     $   222,590
  Accounts receivable, trade, less
   allowance of $300,000 and $275,000 in
   1999 and 1998, respectively                   4,479,290       4,542,858
  Prepaid expenses and other assets                584,038         267,782
                                               ------------    ------------
          Total current assets                   6,243,800       5,033,230

Note receivable                                     13,974          29,536

Property and equipment:
  Computer equipment                               418,225         331,008
  Furniture and fixtures                           376,993         363,914
                                               ------------    ------------
                                                   795,218         694,922
  Accumulated depreciation and
   amortization                                   (587,141)       (475,754)
                                               ------------    ------------
                                                   208,077         219,168

Computer software, net                             150,300         175,975

Intangible assets, net                             971,446       1,055,161
                                               ------------    ------------
                                               $ 7,587,597     $ 6,513,070
                                               ============    ============

                                  Continued


            ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS, CONTINUED

                           December 31, 1999 and 1998

                                   LIABILITIES

                                                   1999            1998
                                               ------------    ------------
Current liabilities:
     Notes payable                                             $ 1,575,000
     Accounts payable                           $1,366,347         790,067
     Accrued liabilities                           545,383         253,838
     Deferred revenue                              264,342         366,240
     Current portion of capitalized lease
      obligations                                                    3,278
                                               ------------    ------------
          Total current liabilities              2,176,072       2,988,423

Commitments and contingencies (Note A)

                              SHAREHOLDERS' EQUITY

Preferred stock-no par value, 2,000,000
 authorized, no shares issued and outstanding
Common stock-no par value, voting, 8,000,000
 authorized shares; 4,082,177 and 3,873,227
 shares issued and outstanding in 1999 and 1998,
 respectively                                   10,393,561       9,554,454
Accumulated losses, through
 September 30, 1993 (Note A)                    (1,291,039)     (1,291,039)
                                               ------------    ------------
          Total common stock                     9,102,522       8,263,415

Accumulated losses, since
 October 1, 1993 (Note A)                       (3,690,997)     (4,738,768)
                                               ------------    ------------
          Total shareholders' equity             5,411,525       3,524,647
                                               ------------    ------------
                                               $ 7,587,597     $ 6,513,070
                                               ============    ============

  The accompanying notes are an integral part of the consolidated financial statements.

              ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                for the years ended December 31, 1999 and 1998

                                                 1999             1998
                                             -----------      -----------
Net sales                                    $28,576,334      $20,133,191
Cost of sales                                 21,707,261       15,348,126
                                             -----------      -----------
     Gross profit                              6,869,073        4,785,065

Selling, general and
 administrative expenses                       5,860,692        5,054,162
                                             -----------      -----------
     Income (loss) from operations             1,008,381      (   269,097)

Other income, net                                 40,794              764
                                             -----------      -----------
Income (loss) before income taxes              1,049,175      (   268,333)

Income tax expense                                 1,404            1,893
                                             -----------      -----------
Net income (loss)                            $ 1,047,771      ($  270,226)
                                             ===========      ===========
Net income (loss) per share:
  Basic:
   Net income (loss)                         $       .27      ($      .07)
                                             ===========      ===========
  Diluted:
   Net income (loss)                         $       .27      ($      .07)
                                             ===========      ===========
Weighted average number of shares
  outstanding:
  Basic                                        3,910,162        3,982,309
                                             ===========      ===========
  Diluted                                      3,934,586        3,982,309
                                             ===========      ===========

  The accompanying notes are an integral part of the consolidated financial statements.

              ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                 for the years ended December 31, 1999 and 1998

                                   Accumulated     Accumulated      Total
                 Common Stock    Losses, through   Losses, since  Shareholders'
                 Shares Amount  September 30, 1993 October 1, 1993    Equity
              --------- ------- ------------------ --------------- ------------
Balances,
 January 1, 1998   4,022,894  $9,677,530 ($1,291,039)  ($4,468,542) $3,917,949

Repurchase of
 Common Stock     (  146,900) (  144,775)                           (  144,775)

Common Stock
 issued as
 compensation          7,233      31,699                                31,699

Common Stock exchange
 through Asset Sale  (10,000)  (  10,000)                           (   10,000)

Net loss                                               (   270,226) (  270,226)
                -----------  ----------  -----------    -----------  ----------
Balances,
 December 31, 1998 3,873,227  $9,554,454 ($1,291,039)  ($4,738,768) $3,524,647

Repurchase of
 Common Stock     (  146,050)  ( 226,449)                           (  226,449)

Warrants issued
 to non-employees                 10,000                                10,000

Common Stock
 options exercised     5,000       5,556                                 5,556

Common Stock
 issued              350,000   1,050,000                             1,050,000

Net Income                                              1,047,771    1,047,771
                 -----------  ---------- -----------  -----------   ----------
Balances,
 December 31, 1999 4,082,177 $10,393,561 ($1,291,039) ($3,690,997)  $5,411,525
                 =========== =========== ============ ============  ==========

  The accompanying notes are an integral part of the consolidated financial statements.

                ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 for the years ended December 31, 1999 and 1998

                                                   1999            1998
                                               ------------    ------------
Cash flows from operating activities:
  Net income (loss)                             $ 1,047,771   ($   270,226)
  Adjustments to reconcile net income (loss)
   to net cash provided by (used in)
   operating activities:
  Depreciation                                      111,387         104,957
  Amortization                                      149,261         140,970
  Loss on sale of assets                                              4,477
  Other non-cash charges                             10,000
  Changes in assets and liabilities:
    (Increase) decrease in:
     Accounts receivable                             63,568     ( 2,150,003)
     Prepaid and other assets                   (   316,256)    (   108,666)
    (Decrease) increase in:
     Accounts payable                               576,280          82,282
     Accrued liabilities                            291,545     (    30,107)
     Deferred revenue                           (   101,898)        297,871
                                                ------------    ------------
     Net cash provided by (used in)
      operating activities                        1,831,658     ( 1,928,445)
                                                ------------    ------------
Cash flows from investing activities:
   Purchases of property and equipment         (    100,296)   (    149,688)
   Proceeds from sale of equipment                                      250
   Purchases of software                       (     39,871)   (     99,503)
   Payments received for notes receivable            15,562          16,469
                                               ------------    ------------
     Net cash used in
      investing activities                     (    124,605)   (    232,472)
                                               ------------    ------------
Cash flows from financing activities:
   Issuance of common stock                       1,055,556
   Repurchase of common stock                  (    226,449)   (    144,775)
   Payments on note payable, bank              (  1,575,000)   (  1,225,000)
   Proceeds from issuance of note
     payable, bank                                                2,800,000
   Principal payments on other notes payable
     and lease obligations                     (      3,278)   (    104,616)
                                               ------------    ------------
     Net cash provided by (used in)
       financing activities                    (    749,171)      1,325,609
                                               ------------    ------------

                                  Continued

              ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

                 for the years ended December 31, 1999 and 1998

                                                   1999            1998
                                               ------------    ------------
Net increase (decrease) in cash and cash
 equivalents                                        957,882    (    835,308)

Cash and cash equivalents, beginning of year        222,590       1,057,898
                                               ------------    ------------
Cash and cash equivalents, end of year         $  1,180,472    $    222,590
                                               ============    ============

Supplemental Disclosure of Cash Flow
 Information:
  Income taxes paid                            $      1,404    $      1,893
                                               ============    ============
  Interest paid                                $     26,822    $     25,392
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

Principles of Consolidation

     The consolidated financial statements include the accounts of Alternate Marketing Networks, Inc. and its wholly-owned subsidiaries Alternate Postal Direct, Inc., Newspaper Marketing Solutions, Inc.(which was dissolved effective December 31, 1998), and National Home Delivery, Inc.(collectively referred to as the Company). All significant intercompany transactions have been eliminated.

Business

    The Company is a national marketing services company that provides advertising, marketing and logistics services for national advertisers and publishers throughout the United States. The Company offers total marketing solutions for clients in the e-commerce, automotive, consumer products, telecommunications and other industries.

     The Company's strategic advantage is its proprietary database, the Media Optimizer TM, and its Internet based End-To-End TM tracking system. Through use of these systems, the Company is able to match client targeting requests, offer efficient media capabilities, and provide sophisticated Internet tracking systems.

Revenue Recognition

     Revenues for delivery services are recognized at the time of delivery. Revenues for advertising in newspapers are recognized when the ads run in the newspapers. Revenues for transportation logistics are recognized at the time that the load is shipped.

     During the year ended December 31, 1999, the Company had one customer which accounted for approximately 21 percent of the Company's revenues. During the year ended December 31, 1998, the Company had two customers which each accounted for approximately 10 percent of the Company's revenues.

Segment Information

     Management views the Company as having one reportable operating segment, advertising and marketing, based upon the means by which operating results are routinely reviewed by management to evaluate results and allocate resources. Substantially all of the Company's revenues are generated in the United States.

               ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

A.   Summary of Significant Accounting Policies, continued:

     Supplemental product revenues is provided below. It is impractical for the Company to separately disclose revenues by product for 1998, due to the changing nature of the Company's product streams.

                                                  1999
                                                 ------
Consumer product sampling and advertising      $13,157,689
Suburban newspaper advertising                  10,580,699
Telephone directory distribution                 3,025,092
Logistics and tracking services                  1,812,854
                                               -----------
Total revenues                                 $28,576,334
                                               ===========

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

     Depreciation and amortization are computed over the estimated useful lives of the assets using the straight-line and accelerated methods:

                  Computer equipment          5 years
                  Furniture and fixtures      5 to 7 years

     Property and equipment includes computer equipment and furniture and fixtures under capital leases of $119,159 at December 31, 1999 and 1998 and accumulated amortization of $117,334 and $107,887, respectively.

Computer Software

     Purchased computer software is recorded at cost. External direct costs of materials and services incurred in developing or obtaining internal-use software are capitalized. The recorded costs of purchased software and the capitalized costs of developed internal use software are amortized over the estimated useful life of the respective assets. At December 31, 1999 and 1998, accumulated amortization was $158,611 and $93,065 respectively.

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

     At December 31, 1999 and 1998, accumulated amortization was $694,362 and $610,647, respectively.

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

Advertising

     The cost of advertising and marketing programs are charged to operations in the year incurred. Advertising expense was $211,427 and $136,086 for the years ended December 31, 1999 and 1998, respectively.

Financial Instruments

     At December 31, 1999 and 1998, the Company had cash and cash equivalents, note receivable and notes payable classified as financial instruments. The market value of these financial instruments, based upon information obtained from banking sources and management estimates, approximated the carrying values reported in the balance sheets.

Income (loss) Per Share

     Basic income (loss) per share is determined by dividing the net income
(loss) by the weighted average number of shares of common stock outstanding. Diluted income (loss) per share is determined by dividing the net income
(loss) by the weighted average number of shares of common stock outstanding while giving effect to all dilutive potential common shares.

Recent Accounting Pronouncement

     In June of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

                ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

A.   Summary of Significant Accounting Policies, continued:

This statement was to be effective for fiscal years beginning after June 15, 1999. In July 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Financial Instruments and Hedging Activites-Deferrel of the Effective Date of FASB Statement No. 133". SFAS No. 137 delays the effective date of SFAS No. 133 by one year. The Company will adopt SFAS No. 133 on January 1, 2001. Management does not expect the adoption to have a significant impact on the company's financial results.

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

B.   Retirement Plan:

     On September 1, 1996, the Company established a qualified 401(k) retirement plan covering all employees who have met certain requirements as to age and date of service. The plan allows for employees to make contributions by salary reductions. Company contributions are determined annually at the discretion of the Board of Directors. Company contributions for the years ended December 31, 1999 and 1998 were $11,220 and $12,660, respectively.

C.   Financing:

     The note payable, bank, is a line of credit agreement, providing for borrowings not to exceed $2,500,000, based upon a percentage of eligible accounts receivable. The agreement, which expires June 30, 2000, bears interest payable monthly at one-half percent over the bank's prime rate. The agreement is collateralized by all accounts receivable. As of December 31, 1998, there were borrowings outstanding of $1,575,000. At December 31, 1999, there were no borrowings outstanding.

D.   Common Stock:

     At December 31, 1999, the Company has outstanding warrants aggregating 244,875 shares of Common Stock exercisable at $6 per share and 55,000 shares exercisable at $3.00 per share. These warrants are exercisable through September 2000. In 1998, the Company began acquiring shares of its common stock in connection with a stock repurchase program. The program authorizes the Company to purchase up to 300,000 common shares from time to time on the open market or in privately negotiated transactions. The Company purchased 146,900 shares of common stock in 1998 at an aggregate cost of $144,775 and 146,050 shares of common stock in 1999 at an aggregate cost of $226,449. The purpose of the stock repurchase program is to assist the Company in enhancing shareholder value.

              ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

E.   Net Income (Loss) Per Share Calculation:

                                               1999          1998
                                            ----------     ----------
Income (Numerator):
Net income (loss)                          $ 1,047,771    ($  270,226)
                                            ==========     ==========
Shares (Denominator):
 Basic income (loss) per share:
  Actual weighted average shares outstanding 3,910,162      3,982,309
                                            ==========     ==========

 Basic income (loss) per share:
  Net income (loss) per share               $      .27    ($      .07)
                                            ==========     ==========
Shares (Denominator):
 Diluted income (loss) per share:
  Actual weighted average shares outstanding 3,910,162      3,982,309
  Net increase in shares upon conversion of
   warrants and options                         24,424            *
                                            ----------     ----------
    Adjusted shares outstanding              3,934,586      3,982,309
                                            ==========     ==========

 Diluted income (loss) per share:
  Net income (loss) per share               $      .27    ($      .07)
                                            ==========     ==========

*Shares are not included in the computation for 1998 due to the net loss and the exercise prices of the warrants and options exceeding the average market price of the common stock.

F.   Leases:

     The Company leases certain office facilities, warehouse facilities, and equipment used in its operations. Future minimum rental payments required under operating leases that have initial or remaining terms in excess of one year at December 31, 1999 are as follows:

             Year                          Operating
             2000                          $ 153,091
             2001                            133,884
             2002                             96,804
             2003                              8,628
                                            ---------
                                           $ 392,407
                                           ==========

     Rental expense for facilities, transportation vehicles and equipment for the years ended December 31, 1999 and 1998 was approximately $318,205 and $266,110, respectively.

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

     Income tax expense for the years ended December 31, 1999 and 1998 consists of the following:

                                               Year Ended
                                               December 31,
                                             1999       1998
                                           ---------  ---------
       Federal:
            Deferred expense (benefit)     $399,000   ($101,000)
            Change in valuation allowance ( 399,000)    101,000
       State:                                 1,404       1,893
                                           --------    --------
                                           $  1,404   $   1,893
                                           ========    ========

     The difference between income tax expense at the U.S. statutory rate and the Company's actual income tax is as follows:

                                               Year Ended
                                               December 31,
                                             1999       1998
                                           ---------  ---------
Income tax at the U.S. statutory rate      $356,700   ($ 91,200)
Change in valuation allowance             ( 399,000)    101,000
Other                                        43,704   (   7,907)
                                           --------    --------
Income tax expense                         $  1,404   $   1,893
                                           ========    ========

Major components of the Company's deferred taxes are as follows:

                                               December 31,
                                             1999        1998
                                           --------   ---------
       Receivable allowance              $  102,000  $   94,000
       Vacation accrual                      47,000      38,000
       Deferred compensation
       Net operating loss carryforward    1,102,000   1,518,000
       Valuation allowance               (1,251,000) (1,650,000)
                                         ----------   ---------
                                         $     -     $     -
                                         ==========   =========

                ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

G.   Income Taxes, continued:

    At December 31, 1999, the Company has net operating loss carryforwards of approximately $3,200,000, which are available to reduce future taxable income. These carryforwards expire in 2006 to 2013. The net operating loss carryforwards include approximately $2,900,000 which relate to the operations of National Home Delivery, Inc. prior to the pooling of interest and are subject to certain limitations.

H.   Stock Options and Warrants:

     The Company has adopted two stock-based incentive plans, the 1995 Long-Term Incentive Stock Option Plan (the "Incentive Plan") and the Outside Directors and Advisors Stock Option Plan (the "Directors & Advisors Plan"), to encourage stock ownership by employees, officers, directors and other individuals specified by the Board of Directors or a committee appointed by the Board of Directors. Options granted under the Incentive Plan may be either incentive stock options as defined by the Internal Revenue Code, or nonqualified stock options. All options under the Directors & Advisors Plan are nonqualified options. Options granted under the Directors and Advisors Plan are vested when granted and have a term of 10 years. Options granted under the Incentive Plan have a vesting period of 6 months to 5 years with terms ranging from 5 to 10 years. In connection with these plans, the Company has reserved a total of 575,000 shares of common stock. As of December 31, 1999, options for 346,700 shares were outstanding. During 1999 two options were exercised resulting in the issuance of 2,500 shares at a purchase price of $1.0625 and 2,500 shares at a purchase price of $1.16. All options granted to date were granted at not less than the fair market value of the Company's common stock on the date of grant. Therefore, no compensation expense has been recognized in 1999 or 1998.

     The Company has granted warrants to non-employee individuals. During 1999, the Company granted warrants for 55,000 shares of stock and recognized expense in the amount of $10,000 in connection with services rendered for this transaction.

                ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

H.  Stock Options and Warrants, continued:

     The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plans. Had compensation cost for the Company's stock based plans been determined based on the fair value at the 1999 and 1998 grant dates, consistent with the method prescribed by the Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation", the Company's net income (loss) and income (loss) per share would have been adjusted to the proforma amounts indicated in the following table:

                                         Year Ended
                                        December 31,
                                      1999          1998
                                   ----------    ----------
          Net Income (Loss)
            As Reported            $1,047,771    ($270,226)
            Pro Forma              $1,016,638    ($332,319)

          Income (Loss) Per Share
            As Reported
              Basic                     $0.27       ($0.07)
              Diluted                   $0.27       ($0.07)
            Pro Forma
              Basic                     $0.26       ($0.08)
              Diluted                   $0.26       ($0.08)

     The fair value of each option and warrant grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for December 31, 1999 and 1998; risk free rate of six percent; no dividend yield for all years; and expected life 5 years. The volatility assumptions were 34 percent and 36 percent for December 31, 1999 and 1998, respectively.

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

                ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

H.  Stock Options and Warrants, continued:

     A summary of the status of the Company's options granted to employees as of December 31, 1999 and 1998 and the changes during the year ended on those dates is presented below:

                          December 31, 1999       December 31, 1998
                         Options    Weighted-    Options    Weighted-
                                       Avg.                    Avg.
                                    Exercise                Exercise
                                      Price                   Price
                        ---------   ---------   ---------   ---------
Outstanding-beginning
of year                  418,946     $2.80       334,869     $3.42

Granted at the money      37,500     $1.50        92,500     $1.05

Granted at a premium         -          -         70,000     $3.36

Total granted             37,500     $1.50       162,500     $2.04

Exercised                  5,000     $1.11           -         --

Forfeited                 13,500     $1.04        10,200     $2.05

Expired                   91,246     $3.11        68,223     $4.13

Outstanding-end of year  346,700     $2.67       418,946     $2.80

Exercisable at end of
year                     212,200     $3.05       210,746     $3.28

Weighted-average fair
value of options granted
at the money
during the year            $0.61                   $0.43

Weighted-average fair
value of options granted
at a premium
during the year              --                    $0.13

Weighted-average fair
value of options granted
during the year            $0.61                   $0.30

Options outstanding as of December 31, 1999 are described below:

                            Outstanding                        Exercisable
                 --------------------------------------- ----------------------
                           Weighted Avg    Weighted Avg           Weighted Avg
Range of Prices  Options  Exercise Price  Remaining Term Options Exercise Price
---------------  -------  --------------  -------------- ------- --------------
$1.04 to $2.05   107,000      $1.24         8.65 years    25,000     $3.26
$2.50 to $3.75   177,200      $3.05         7.02 years   154,700     $3.05
$4.00 to $5.19    62,500      $4.28         7.32 years    32,500     $4.53
--------------   -------      -----         ----------   -------     -----
$1.04 to $5.19   346,700      $2.67         7.57 years   212,200     $3.04


                ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

H.  Stock Options and Warrants, continued:

     A summary of the status of the Company's warrants granted to non-employees as of December 31, 1999 and 1998 and the changes during the year ended on those dates is presented below:

                           December 31, 1999      December 31, 1998
                         Options    Weighted-    Options    Weighted-
                                       Avg.                    Avg.
                                    Exercise                Exercise
                                      Price                   Price
                        ---------   ---------   ---------   ---------
Outstanding-beginning
of year                  110,000     $6.00       110,000     $6.00

Granted at a premium      55,000     $3.00           -         --

Total granted             55,000     $3.00           -         --

Exercised                    -         --            -         --

Forfeited                    -         --            -         --

Expired                  110,000     $6.00           -         --

Outstanding-end of year   55,000     $3.00       110,000     $6.00

Exercisable at end of
year                      55,000     $3.00       110,000     $6.00

Weighted-average fair
value of options granted
at a premium
during the year            $1.23                    --

Weighted-average fair
value of options granted
during the year            $1.23                    --

Warrants outstanding as of December 31, 1999 are described below:

                            Outstanding                        Exercisable
                 --------------------------------------- ----------------------
                           Weighted Avg    Weighted Avg           Weighted Avg
Range of Prices  Options  Exercise Price  Remaining Term Options Exercise Price
---------------  -------  --------------  -------------- ------- --------------
     $3.00        55,000      $3.00         2.84 years    55,000     $3.00


                ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

I.   Other Income, net:

     Other income, net consists of the following:

                                                 1999             1998
                                             -----------      -----------
         Interest income                     $   67,616       $   30,633
         Interest expense                   (    26,822)     (    25,392)
         Loss on sale of assets                              (     4,477)
                                             -----------      -----------
                                             $   40,794       $      764
                                             ===========      ===========

J.   Subsequent Events:

     In February 2000, the Company acquired certain assets and operations of Total Logistics, Inc., a logistics planning and transportation brokering company, for a purchase price of approximately $900,000 consisting of $800,000 cash and 40,816 shares of the Company's common stock. The purchase agreement provides for contingent consideration of a maximum of $900,000 cash if certain profit levels are achieved.

Item 8. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

     None.

                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     Incorporated by reference to the Company's definitive proxy materials to be filed with the Commission on or before April 10, 2000.

Item 10.  Executive Compensation

     Incorporated by reference to the Company's definitive proxy materials to be filed with the Commission on or before April 10, 2000.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     Incorporated by reference to the Company's definitive proxy materials to be filed with the Commission on or before April 10, 2000.

Item 12.  Certain Relationships and Related Transactions

     Incorporated by reference to the Company's definitive proxy materials to be filed with the Commission on or before April 10, 2000.

Item 13.  Exhibits and Reports on Form 8-K

Reports on Form 8-K

     The following reports on Form 8-K were filed by the Company during the last quarter of the fiscal year ended December 31, 1999.

     None.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              ALTERNATE MARKETING NETWORKS, INC.



Dated: March 29, 2000         By:/s/Phillip D. Miller


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                                                              Dated

/s/Phillip D. Miller                                          March 29, 2000
Phillip D. Miller, Chief Executive Officer
(Principal executive officer) and Chairman of the
Board of Directors


/s/Sandra J. Smith                                            March 29, 2000
Sandra J. Smith, Chief Financial Officer and
Treasurer (Principal accounting and financial officer)


/s/Stan Henry                                                 March 29, 2000
Stan Henry, Director


/s/Thomas Hiatt                                               March 29, 2000
Thomas Hiatt, Director


/s/Louis Sito                                                 March 29, 2000
Louis Sito, Director


/s/John McKeon                                                March 29, 2000
John McKeon, Director

                               INDEX TO EXHIBITS
Index
Number     Description                                                  Page#

2.1        Asset Purchase Agreement with Preferred Customer Delivery, Inc.
           dated January 24, 1996 (3)
2.2        Acquisition Agreement with National Home Delivery, Inc.
           dated March 29, 1996 (4)
3.1        Amended and Restated Articles of Incorporation of
           the Company (1)
3.2        Bylaws of the Company, as amended (1)
4.1        Form of Stock Certificate evidencing Common Stock,
           no par value (1)
4.3        1995 Long-Term Incentive and Stock Option Plan (1)
4.4        1995 Outside Directors and Advisors Stock Option Plan (1)
4.5        Outside Directors Deferred Compensation Plan (1)
4.6        Form of Noteholder Warrant (1)
4.7        Form of Registration Rights Agreement with Noteholders(1)
10.1       Forms of Agreement with Newspaper Affiliates (1)
10.2       Form of Agreement with Magazine Publishers (1)
10.3       Employment Agreement dated July 21, 1995 between the
           Company and Phillip D. Miller (1)
10.4       Addendum to Employment Agreement (7)                          33
10.5       Form of Software License Agreement (1)
10.8       Lease Renewal dated August 8, 1995 for Grand Rapids,
           MI Executive Offices (2)
10.13      Lease for St. Petersburg, FL warehouse sites (2)
10.14      Lease for St. Petersburg, FL warehouse and office space (2)
10.15 Employment Agreement dated January 1, 1999 between the Company and Ruth Ann Carroll (5)
10.16      Master Demand Business Loan Note with Credit Authorization
           Agreement (7)                                                 35
10.17      Times Mirror Stock Purchase Agreement (6)
21.1       List of Subsidiaries of the Company (7)                       47
23         Consent of PricewaterhouseCoopers, LLP (7)                    48
________________________

(1) Incorporated by reference to said exhibit included in Registration Statement on form SB-2, Commission File No. 33-95332C.
(2) Incorporated by reference to said exhibit filed with the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1995.
(3)   Incorporated by reference to Form 8-K/A (dated April 4, 1996)
(4)   Incorporated by reference to Form 8-K (dated April 11, 1996)
(5) Incorporated by reference to said exhibit filed with the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1998.
(6) Incorporated by reference to said exhibit filed with the Registrant's Form 10-QSB for the quarterly period ended September 30, 1999.
(7)   Filed herewith.