Form 10QSB
period 2000-03-31
ALTERNATE MARKETING NETWORKS INC
filed 2000-05-10
CIK 949244

United States
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                               FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

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

As of May 5, 2000, 4,122,993 shares of the issuer's common stock were outstanding.

                        This report contains 14 pages.


                       ALTERNATE MARKETING NETWORKS, INC.

                                 FORM 10-QSB

                                    INDEX

                                                                      Page
PART I.   Financial Information:                                       No.

          Condensed Consolidated Balance Sheets - March 31, 2000,
           and December 31, 1999. . . . . . . . . . . . . . . . . . . . 3-4

          Condensed Consolidated Statements of Operations - three
           months ended March 31, 2000 and 1999. . . . . . . . . . . . . .5

          Condensed Consolidated Statements of Cash Flows - three
           months ended March 31, 2000 and 1999 . . . . . . . . . . . . . 6

          Notes to Condensed Consolidated Financial Statements. . . . . 7-9

          Management's Discussion and Analysis or Plan
           of Operation. . . . . . . . . . . . . . . . . . . . . . . .10-12

PART II.  Other Information:

          Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .13

          Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . .14


Part I.  Financial Information

             ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES

                    Condensed Consolidated Balance Sheets

                                  ASSETS
                                                March 31,      December 31,
                                                  2000             1999
                                               (unaudited)
                                               ------------    ------------
Current assets:
     Cash and cash equivalents                 $ 1,041,053     $ 1,180,472
     Accounts receivable, trade, less
      allowance of $300,000 at March 31
      and December 31                            2,868,641       4,479,290
     Prepaid expenses and other assets             461,881         584,038
                                               ------------    ------------
          Total current assets                   4,371,575       6,243,800

Notes receivable                                    13,883          13,974

Property and equipment:
     Computer equipment                            444,635         418,225
     Furniture and fixtures                        400,492         376,993
                                               ------------    ------------
                                                   845,127         795,218
     Accumulated depreciation and
      amortization                                (607,815)       (587,141)
                                               ------------    ------------
                                                   237,312         208,077

Computer software, net                             206,211         150,300

Intangible assets, net                           1,862,023         971,446
                                               ------------    ------------
                                               $ 6,691,004     $ 7,587,597
                                               ============    ============

                                  Continued


             ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES

                    Condensed Consolidated Balance Sheets

                                 LIABILITIES

                                                March 31,      December 31,
                                                  2000             1999
                                               (unaudited)
                                               ------------    ------------
Current liabilities:
     Accounts payable                          $   749,757      $1,366,347
     Accrued liabilities                           230,650         545,383
     Deferred revenue                              191,818         264,342
                                               ------------    ------------
          Total current liabilities              1,172,225       2,176,072


Commitments and contingencies

                              SHAREHOLDERS' EQUITY

Preferred stock-no par value, 2,000,000
 authorized, no shares issued and outstanding
Common stock-no par value, voting, 8,000,000
 authorized shares; 4,122,993 and 4,082,177
 shares issued and outstanding at March 31, 2000
 and December 31, 1999                          10,493,561      10,393,561
Accumulated losses, through September 30, 1993
 (Note 4)                                       (1,291,039)     (1,291,039)
                                               ------------    ------------
          Total common stock                     9,202,522       9,102,522

Accumulated losses, since October 1, 1993
 (Note 4)                                       (3,683,743)     (3,690,997)
                                               ------------    ------------
          Total shareholders' equity             5,518,779       5,411,525
                                               ------------    ------------
                                               $ 6,691,004     $ 7,587,597
                                               ============    ============

  The accompanying notes are an integral part of the condensed consolidated financial statements.


            ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES

              Condensed Consolidated Statements of Operations

                                                Three months ended
                                                     March 31,
                                           ----------------------------
                                                2000           1999
                                           -------------  -------------
                                                   (unaudited)
Net sales                                    $5,269,829     $6,934,811
Cost of sales                                 3,836,902      5,479,841
                                            ------------   ------------
     Gross profit                             1,432,927      1,454,970
Selling, general and administrative expenses  1,434,432      1,298,241
                                            ------------   ------------
(Loss) income from operations               (     1,505)       156,729
Other income (expense), net                      13,756    (     4,688)
                                            ------------   ------------
Income before income taxes                       12,251        152,041
Income tax expense                                4,997          1,889
                                            ------------   ------------
Net income                                   $    7,254     $  150,152
                                            ============   ============
Net income per share:
 Basic                                       $      .00     $      .04
                                            ============   ============
 Diluted                                     $      .00     $      .04
                                            ============   ============

Weighted average number of shares
 outstanding:
 Basic                                        4,101,464      3,838,396
                                            ============   ============
 Diluted                                      4,168,424      3,838,396
                                            ============   ============

  The accompanying notes are an integral part of the condensed consolidated financial statements.


            ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES

              Condensed Consolidated Statements of Cash Flows


                                                    Three months ended
                                                         March 31,
                                               --------------------------
                                                   2000          1999
                                               ------------  ------------
                                                      (unaudited)

Net cash flows from operating activities       $   801,309   $ 2,126,748
                                               ------------  ------------
Net cash flows from investing activities       (   940,728)  (    68,962)
                                               ------------  ------------
Net cash flows from financing activities              -      ( 1,635,380)
                                               ------------  ------------
Net (decrease) increase in cash and
 cash equivalents                              (   139,419)      422,406

Cash and cash equivalents, beginning
 of period                                       1,180,472       222,590
                                               ------------  ------------
Cash and cash equivalents, end of
 period                                         $1,041,053   $   644,996
                                               ============  ============

Supplemental disclosure of non cash investing activities:

Additional common stock of $100,000 was issued for the acquisition of a business.

  The accompanying notes are an integral part of the condensed consolidated financial statements.


            ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)

1. The interim financial data is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the results of operations for the interim periods. The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results of operations expected for the year ending December 31, 2000.

2. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's financial statements filed as part of the Company's Form 10-KSB for the fiscal year ended December 31, 1999. This quarterly report should be read in conjunction with the Form 10-KSB.

3.   Income Taxes:

     During the three months ended March 31, 2000, the Company utilized net operating loss carryforwards.

4.   Net Income Per Share Calculation:

                                                 Three months ended
                                                      March 31,
                                            ---------------------------
                                                 2000           1999
                                            ------------   ------------

Income (Numerator):
   Net income                               $      7,254    $   150,152
                                            ============   ============
Shares (Denominator):
 Basic income per share:
   Actual weighted average shares outstanding  4,101,464      3,838,396
                                            ============   ============
 Basic income per share:
   Net income per share                     $        .00    $       .04
                                            ============   ============


             ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
                                 (unaudited)

4.   Net Income Per Share Calculation, continued:

                                                 Three months ended
                                                      March 31,
                                            ---------------------------
                                                 2000           1999
                                            ------------   ------------

 Diluted income per share:
   Actual weighted average shares outstanding  4,101,464      3,838,396
   Shares upon conversion of warrants and
      options                                     66,960          *
                                             ------------   ------------
   Adjusted shares outstanding                 4,168,424      3,838,396
                                             ============   ============
 Diluted income per share:
   Net income per share                      $       .00    $       .04
                                             ============   ============

* The incremental shares resulting from the conversion of warrants and options are not included in the computation of earnings per share because the exercise prices of the warrants and options exceed the average market price of the common stock and, accordingly, the exercising of such options and warrants would be anti-dilutive.

5. Accumulated losses, through September 30, 1993, represent the losses and capital of the Company during the period of time it was a subchapter S corporation. All subsequent losses of the combined entities are presented under Accumulated losses, since October 1, 1993.

6.   Common Stock:

     On February 18, 2000, the Company issued an aggregate of 40,816 shares of the Company's common stock to Total Logistics, Inc. as part of an acquisition of the operations and certain fixed assets of Total Logistics, Inc.

7.   Acquisition:

     See forms 8-K and 8-K/A for more detailed financial and pro-forma information.

     On February 18, 2000, the Company acquired certain assets and operations of Total Logistics, Inc., a logistics planning and transportation brokering company, for a purchase price of approximately $900,000 consisting of $800,000 cash and 40,816 shares of the Company's common stock. The purchase agreement provides for contingent consideration of a maximum of $900,000 cash if certain profit levels are achieved. Goodwill of $916,606 is being amortized on a straight-line method over 20 years. This acquisition will be accounted for using the purchase method.


             ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
                                 (unaudited)

7.   Acquisition, continued:

     The unaudited pro forma combined historical results, as if Total Logistics, Inc. had been acquired at the beginning of the three months ended March 31, 2000 and 1999, respectively, are included in the table below.

                                                    Three months ended
                                                         March 31,
                                               --------------------------
                                                   2000          1999
                                               ------------  ------------
                                                      (unaudited)

      Revenue                                   $ 5,604,770  $ 7,421,183
      Income from continuing operations              46,453      226,437
      Net income                                     46,453      226,437

      Basic and diluted earnings per share      $      0.01  $      0.06

     The pro forma results above include amortization of intangibles. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of each of the fiscal periods presented, nor are they necessarily indicative of future consolidated results.


             ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview and Plan of Operation

     Alternate Marketing Networks is a single-source provider of marketing services, offering a broad range of online and offline products and services.
The Company provides its clients with three complementary types of comprehensive marketing services, including:

     * Offline Advertising and Marketing. The Company has a well-established network of advertising placement and in-home sampling and coupon programs for clients such as Kellogg, America Online, travelocity.com and others.

     * Internet and Logistics. The Company provides online advertising as well as tracking capabilities for its offline activities through its proprietary itrack services, such as itrackfreight.com.

     * Directory Marketing. The Company provides delivery and marketing of telephone directories for regional and national telephone companies such as GTE/Bell Atlantic and others.

     The Company announced three significant events during the first quarter of 2000.

     * First was the acquisition of Total Logistics, thereby adding logistics capabilities which enable the Company to provide greater services to its current customer base and strengthen its single-source provider status.

     * Second, as a part of this acquisition, the Company introduced itrackfreight.com, the first in a series of proprietary Internet-based tracking systems. The Company subsequently announced the addition of itracksamples.com and itrackdirectories.com. The itrack series was developed utilizing the Company's proprietary End-to-End TM tracking system and customizing this "tracking engine" for the unique needs of its client base.

     * Third, the Company obtained two large directory contracts valued at more than $11 million in revenue over three years, consisting principally of a significant renewal and increase in a contract with GTE/Bell Atlantic. The positive financial impact of these agreements will begin to be felt in the second quarter of 2000.

Results of Operation

     The first quarter of 2000 showed an overall decrease in revenues as compared to the same period in 1999. Demand in the Company's offline advertising and marketing segment by its automotive and dot.com clients was not enough to offset the softness in orders from consumer package goods clients. The softness in consumer package goods orders was due to variability in the timing of sample deliveries, which are not predictable on a quarter by quarter basis. The Company's advertising and marketing segments generated revenue of approximately $4.5 million and $6.6 million for the first quarter of 2000 and 1999, respectively.

     The Internet and logistics segment is a new and growing segment developed as an expansion of services previously offered only to the Company's advertising and sampling clients in conjunction with their advertising programs. As a stand alone service, this segment had no activity in 1999 and generated revenue of approximately $300,000 in 2000.

     Revenue from the directory marketing segment was fairly consistent with that in the previous year. This segment generated revenue of approximately
$440,000 and $375,000 for the first quarters of 2000 and 1999, respectively.
Revenue from this segment varies throughout the year and is typically lowest in the first quarter.

    The gross profit percentage of 27.2% for the quarter ended March 31, 2000 was up 6.2% over the previous year due to mix of revenues and jobs completed during the quarter. The segments contributed gross profit as follows:


                                              2000     1999
                                             ------   ------

     Offline Advertising and Marketing        26.0%    19.6%
     Internet and Logistics                   26.3%      -
     Directory Marketing                      38.9%    45.0%


     During the 2000 quarter, selling, general and administrative expenses increased approximately 10% over the same period in the prior year. As the Company continues to seek new products, new clients and potential business acquisitions, it incurs additional personnel, travel, and legal and professional fees. In addition, the Company continues to invest in advancing and improving its operational Internet tracking and quality controls services.

     Other income and (expense), net consists of interest income and interest expense. Interest income for the three months ended March 31, 2000 and 1999 was $13,756 and $5,481, respectively. Interest expense for the three months ended March 31, 2000 and 1999 was $0 and $10,169, respectively. The decrease in interest expense and the increase in interest income was attributable to the Company's ability to fund the business from cash from operations and not borrow on its line of credit during the first quarter of 2000.

Liquidity and Capital Resources

     During the first quarter of 2000, the Company recognized a decrease in cash of $139,419. During the same quarter of 1999, the Company recognized an increase in cash of $422,406.

     Cash used for additions to property, equipment, and software for the three months ended March 31, 2000 and 1999 was approximately $124,000 and $71,000, respectively. In addition, during the 1999 quarter the Company used cash to repurchase 53,550 shares of common stock for $59,019. During the 2000 quarter, the Company used $816,605 to purchase the assets and operations of Total Logistics, Inc.

     The Company has a bank line of credit for $2,500,000 to assist in future cash flow needs. The line of credit expires June 30, 2000, and the Company expects to renew it under the same terms. The Company believes that this line of credit along with its current cash balance will enable it to fund its current growth plans as well as meet its presently anticipated capital requirements.


YEAR 2000 READINESS

     In early 1998, the Company implemented a plan to evaluate the impact of the Year 2000 on the computer systems it uses. The Company's plan addressed three areas: outside supplier software; suppliers and vendors; and internal operating systems and hardware.

     During the period from January 1, 2000 through the date of this report on Form 10-QSB, the Company has not experienced any significant disruption in its operations due to Year 2000 failures, and the Company does not expect any disruptions to occur. The Company estimates its total costs for Year 2000 readiness and remediation as of May 1, 2000, at $20,000.

Outlook for the Future

    The Company anticipates growth in its directory marketing and its Internet and logistics segments during the second quarter of 2000 and throughout the balance of the year as compared to 1999.

     In the offline advertising and marketing segment, the Company anticipates little growth during 2000 due to the softness in the revenues derived from the Company's consumer package goods clients.

     The Company will also continue to invest in and expand its proprietary online capabilities.

Forward-looking Statements

     Except for historical information contained herein, the matters set forth in this management discussion and analysis are forward-looking statements based on current expectations. Actual results may differ materially. These forward-looking statements involve a number of risks and uncertainties including, but not limited to, competition, the timing of receipt and fulfillment of orders, the implementation of the Company's reorientation as a marketing services company (including continuing strategic acquisitions and in-house development of products and services), the effectiveness of the Company's marketing programs, the integration of acquired companies, and the Company's success in developing and capitalizing on strategic alliances.

PART II.    Other Information:

Item 2(c).  Changes in Securities.

     On February 18, 2000, the Company issued an aggregate of 40,816 shares of Common Stock to Total Logistics, Inc. in exchange for substantially all of the assets of Total Logistics, Inc. No placement agent, broker, or underwriter was involved in the transaction and no commissions were paid. The shares were issued without prior registration under the Securities Act of 1933 in reliance upon exemption from registration pursuant to Section 4(2) of the Act.

Item 5.     Other Information.

     The Company changed its SIC code with the Securities and Exchange Commission from 4210 to 7310 (Advertising Services).

Item 6.     Exhibits and Reports on Form 8-K.

During the period of this report, there were two filing as follows:

8-K filed February 28, 2000 for acquisition of assets from Total Logistics, Inc. for Current Report event dated February 17, 2000.

8-K/A filed April 28, 2000 as amendment to provide the related Financial Statement and Pro Forma Financial Information applicable to the Current Report event dated February 17, 2000. The following financial statements were included:

     Total Logistics, Inc. audited financial statements for the year ended
      December 31, 1999.
     Alternate Marketing Networks, Inc. and Subsidiaries Pro Forma Condensed
      Combined Balance Sheet (Unaudited) as of December 31, 1999 and Pro Forma Condensed Combined Statement of Income (Unaudited) for the year ended December 31, 1999.
     Alternate Marketing Networks, Inc. and Subsidiaries Notes to Pro Forma
      Condensed Combined Financial Statements (Unaudited).


                                   SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ALTERNATE MARKETING NETWORKS, INC.


Date: May 10, 2000                       By: /s/Phillip D. Miller
                                            Phillip D. Miller
                                            Chief Executive Officer

                                         By: /s/Sandra J. Smith
                                            Sandra J. Smith
                                            Chief Financial Officer