Form 10QSB
period 2000-06-30
ALTERNATE MARKETING NETWORKS INC
filed 2000-08-14
CIK 949244

United States
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549

                               FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2000

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

As of July 20, 2000, 4,255,993 shares of the issuer's common stock were outstanding.

                      This report contains 16 pages.


             ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES

                               FORM 10-QSB

                                  INDEX




                                                                      Page
PART I.   Financial Information:                                       No.

          Condensed Consolidated Balance Sheets - June 30, 2000,
           and December 31, 1999. . . . . . . . . . . . . . . . . . . 3 & 4

          Condensed Consolidated Statements of Operations - three
           and six months ended June 30, 2000 and 1999 . . . . . . . . . .5

          Condensed Consolidated Statements of Cash Flows - six
           months ended June 30, 2000 and 1999. . . . . . . . . . . . . . 6

          Notes to Condensed Consolidated Financial Statements. . . .7 - 10

          Management's Discussion and Analysis or Plan
           of Operation. . . . . . . . . . . . . . . . . . . . . . .11 - 13

PART II.  Other Information:

          Exhibits and Reports on Form 8-K. . . . . . . . . . . . . 14 & 15

          Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . .16


Part I.  Financial Information

             ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES

                    Condensed Consolidated Balance Sheets

                                  ASSETS
                                                  June 30,     December 31,
                                                   2000            1999
                                                (unaudited)
                                               ------------     ------------
Current assets:
     Cash and cash equivalents                 $    81,440     $ 1,180,472
     Accounts receivable, trade, less
      allowance of $300,000 at June 30
      and December 31                            3,308,074       4,479,290
     Prepaid expenses and other assets             300,955         584,038
                                               -----------     -----------
          Total current assets                   3,690,469       6,243,800

Notes receivable, less current portion              13,883          13,974

Property and equipment:
     Computer equipment                            473,593         418,225
     Furniture and fixtures                        419,449         376,993
                                               -----------     -----------
                                                   893,042         795,218

     Accumulated depreciation and
      amortization                                (630,744)       (587,141)
                                               -----------     -----------
                                                   262,298         208,077

Computer software, net                             213,129         150,300

Intangible assets, net                           2,229,295         971,446
                                               -----------     -----------
                                               $ 6,409,074     $ 7,587,597
                                               ===========     ===========

                                  Continued


             ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES

                    Condensed Consolidated Balance Sheets

                                 LIABILITIES

                                                 June 30,      December 31,
                                                  2000            1999
                                               (unaudited)
                                               -----------     -----------
Current liabilities:
     Accounts payable                           $  705,261      $1,366,347
     Accrued liabilities                           179,151         545,383
     Deferred revenue                              181,816         264,342
     Current portion of capitalized lease
      obligation                                     1,700
                                                 ---------       ---------
          Total current liabilities              1,067,928       2,176,072

Capitalized lease obligation                         3,811



                              SHAREHOLDERS' EQUITY

Preferred stock-no par value, 2,000,000
 authorized shares, no shares issued and
 outstanding
Common stock-no par value, voting, 14,000,000
 authorized shares; 4,255,993 shares issued and
 outstanding at June 30, 2000 and 4,082,177
 at December 31, 1999                           11,814,517      10,393,561
Accumulated losses, through September 30, 1993
 (Note 5)                                       (1,291,039)     (1,291,039)
                                                 ---------       ---------
          Total common stock                    10,523,478       9,102,522

Accumulated losses, since October 1, 1993
 (Note 5)                                       (5,186,143)     (3,690,997)
                                                 ---------       ---------
          Total shareholders' equity             5,337,335       5,411,525
                                                 ---------       ---------
                                               $ 6,409,074     $ 7,587,597
                                               ===========     ===========

  The accompanying notes are an integral part of the condensed consolidated financial statements.


             ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES

              Condensed Consolidated Statements of Operations

                                 Three months ended       Six months ended
                                       June 30,                June 30,
                              ----------------------  ------------------------
                                 2000        1999        2000        1999
                              ----------  ----------  -----------  -----------
                                   (unaudited)              (unaudited)
Net sales                    $5,500,686  $7,943,037  $10,770,515  $14,877,848
Cost of sales                 4,195,527   6,082,371    8,032,429   11,562,212
                              ---------  ----------  -----------  -----------
     Gross profit             1,305,159   1,860,666    2,738,086    3,315,636
Selling, general and
 administrative expenses      1,733,178   1,431,345    3,167,610    2,729,586
                             ----------  ----------  -----------  -----------
Income (loss) from operations(  428,019)    429,321  (   429,524)     586,050
Other income (expense), net       7,355  (    6,272)      21,111  (    10,960)
                             ----------  ----------  -----------  -----------
Income (loss) before income
 taxes                       (  420,664)    423,049  (   408,413)     575,090
Income tax expense               17,736                   22,733        1,889
                             ----------  ----------  -----------  -----------
Net income (loss)            ($ 438,400) $  423,049   ($ 431,146) $   573,201
                             ==========  ==========   ==========  ===========
Income (loss) per share (Note 4)
Basic:
Net income (loss)            ($     .10) $      .11  ($      .10) $       .15
                             ==========  ==========  ===========  ===========
Diluted:
Net income (loss)            ($     .10) $      .11  ($      .10) $       .15
                             ==========  ==========  ===========  ===========
Weighted average number of shares
 outstanding: (Note 4)
  Basic                       4,209,224   3,810,611    4,155,344    3,824,427
                             ==========  ==========  ===========  ===========
  Diluted                     4,259,228   3,810,611    4,210,625    3,824,427
                             ==========  ==========  ===========  ===========

  The accompanying notes are an integral part of the condensed consolidated financial statements.

             ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES

              Condensed Consolidated Statements of Cash Flows

                                                    Six months ended
                                                        June 30,
                                               --------------------------
                                                   2000          1999
                                               ------------  ------------
                                                      (unaudited)


Net cash provided by operating
 activities                                    $    56,672    $  412,978
                                                ----------    ----------
Net cash used in investing activities          ( 1,155,704)  (    83,967)
                                                ----------    ----------
Net cash used in financing
 activities                                                  (   547,751)
                                                ----------    ----------
Net decrease in cash and cash
 equivalents                                   ( 1,099,032)  (   218,740)

Cash and cash equivalents, beginning
 of period                                       1,180,472       222,590
                                                ----------    ----------
Cash and cash equivalents, end of
 period                                         $   81,440     $   3,850
                                                ==========    ==========

  The accompanying notes are an integral part of the condensed consolidated financial statements.


             ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)

1. The interim financial data is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the results of operations for the interim periods. The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. The results of operations for the three months and six months ended June 30, 2000 are not necessarily indicative of the results of operations expected for the year ending December 31, 2000.

2. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's financial statements filed as part of the Company's Form 10-KSB for the fiscal year ended December 31, 1999. This quarterly report should be read in conjunction with the Form 10-KSB.

3.   Income Taxes:

    At June 30, 2000, the Company had net operating loss carryforwards of approximately $3,630,000, which are available to reduce future taxable income. Related deferred tax assets are fully reserved for. These carryforwards expire in 2006 to 2013. The net operating loss carryforwards include approximately $2,900,000 which relate to the operations of National Home Delivery, Inc. prior to the pooling of interest and are subject to certain limitations.

     The difference between income tax expense at the U.S. statutory rate and the Company's actual income tax is primarily attributable to a full valuation allowance recorded on the Company's deferred tax items.

4.   Net Income (Loss) Per Share Calculation:

                                 Three months ended         Six months ended
                                       June 30,                June 30,
                              ----------------------  ------------------------
                                 2000        1999        2000        1999
                              ----------  ----------  -----------  -----------
Income (Numerator):
  Net income (loss)           ($ 438,400) $  423,049   ($ 431,146) $   573,201
                              ==========  ==========   ==========  ===========
Shares (Denominator):
 Basic income (loss) per share:

 Actual weighted average
  shares outstanding           4,209,224   3,810,611    4,155,344    3,824,427
                              ==========  ==========   ==========  ===========
 Basic income (loss) per share:
  Net income (loss) per share ($     .10) $      .11   ($     .10) $       .15
                              ==========  ==========   ==========  ===========


             ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
                                 (unaudited)

4.   Net Income (Loss) Per Share Calculation, continued:

                                 Three months ended         Six months ended
                                       June 30,                June 30,
                              ----------------------  ------------------------
                                 2000        1999        2000        1999
                              ----------  ----------  -----------  -----------
 Diluted income (loss) per share:

 Actual weighted average
  shares outstanding           4,209,224   3,810,611    4,155,344    3,824,427
 Shares upon conversion of
  warrants and options            50,004       *           55,281       *
                              ----------  ----------   ----------  -----------
 Adjusted shares outstanding   4,259,228   3,810,611    4,210,625    3,824,427
                              ==========  ==========   ==========  ===========

 Diluted income (loss) per share:
  Net income (loss) per share ($     .10) $      .11   ($     .10) $       .15
                              ==========  ==========   ==========  ===========

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

     On May 3, 2000, the Company issued an aggregate of 133,000 shares of the Company's common stock and options to purchase 10,000 shares of the Company's common stock to GoldenGoose Software, Inc. as part of an acquisition of the operations and certain fixed assets of AdtrackMedia.com, a division of GoldenGoose Software, Inc. The options have a three year term at an exercise price of $2.045 per share.

     On June 30, 2000 the Company declared a 10% stock dividend to shareholders of record on June 30, 2000. The value of the affect of this transaction was recorded in the capital accounts on the Balance Sheet in the amount of $1,064,000 relating to 425,600 shares issued on July 21, 2000.

             ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
                                 (unaudited)

7.   Acquisitions:

     On February 18, 2000, the Company acquired certain assets and operations of Total Logistics, Inc., a logistics planning and transportation brokering company, for a purchase price of approximately $900,000 consisting of $800,000 cash and 40,816 shares of the Company's common stock. The purchase agreement provides for contingent consideration of a maximum of $900,000 cash if certain profit levels are achieved. Goodwill of $945,566 is being amortized on a straight-line method over 20 years. This acquisition was accounted for using the purchase method.

     On May 3, 2000, the Company acquired certain assets and operations of AdtrackMedia.com, a division of GoldenGoose Software, Inc., an on-line advertising, marketing, and ad-serving software company, for a purchase price of approximately $357,000 consisting of $100,000 cash and 133,000 shares of the Company's common stock. In addition, the company issued options to GoldenGoose Software, Inc. to purchase 10,000 shares of the Company's common stock at an exercise price of $2.045 per share expiring May 26, 2003. The purchase agreement provides for contingent consideration of a maximum of 167,000 shares of the Company's common stock if certain performance levels are achieved. Goodwill of $371,449 is being amortized on a straight-line method over 20 years. This acquisition was accounted for using the purchase method.

     The unaudited pro forma combined historical results, as if all acquisitions had been acquired at the beginning of 1999, are included in the table below.

                                                    Six months ended
                                                         June 30,
                                               --------------------------
                                                   2000          1999
                                               ------------  ------------
                                                      (unaudited)

      Revenue                                   $11,105,456  $15,850,592
      Income from continuing operations        (    391,947)     725,771
      Net income                               (    391,947)     725,771

      Basic and diluted earnings per share     ($      0.09) $      0.19

     The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of each of the fiscal periods presented, nor are they necessarily indicative of future consolidated results.

8.   Segment Information:

     Management has historically viewed the Company as having one reportable operating segment, advertising and marketing, based upon the means by which operating results are routinely reviewed by management to evaluate results and allocate resources. It recently revised the basis by which profitability is evaluated and assets and resources are allocated whereby operations are divided into three operating segments by product areas: offline advertising

            ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
                                 (unaudited)

8.   Segment Information, continued:

and marketing includes sampling and newspaper advertising, online marketing includes online advertising and the proprietary Internet tracking services, directory marketing includes delivery and marketing of telephone directories. Substantially all of the Company's revenues are generated in the United States. The Company measures segment profits and losses by reviewing gross profits.

     Segment analysis is provided in the tables below.

                                 Three months ended        Six months ended
                                       June 30,                June 30,
                              ----------------------  ------------------------
                                 2000        1999        2000        1999
                              ----------  ----------  -----------  -----------

Revenues:
  Offline Advertising and
   Marketing                  $3,915,062  $7,083,422  $8,462,073  $13,651,850
  Directory Marketing          1,065,427     925,958   1,502,251    1,301,291
  Online Marketing               525,174                 825,225        -
  Intersegment revenues      (     4,977)(    66,343)(    19,034) (    75,293)
                              ----------  ----------  ----------   ----------
Total Revenues                $5,500,686  $7,943,037 $10,770,515  $14,877,848
                              ==========  ========== ===========  ===========

Gross Profits:
  Offline Advertising and
   Marketing                  $  729,713  $1,482,721 $ 1,913,908  $ 2,768,892
  Directory Marketing            408,369     377,945     578,322      546,744
  Online Marketing               167,077                 245,856        -
                              ----------  ----------  ----------   ----------
Total Gross Profit            $1,305,159  $1,860,666 $ 2,738,086  $ 3,315,636
                              ==========  ========== ===========  ===========

Gross Profit Percentages:
  Offline Advertising and
   Marketing                      18.6%       20.9%       22.6%        20.3%
  Directory Marketing             38.3%       40.8%       38.5%        42.0%
  Online Marketing                31.8%        -          29.8%         -
                              ----------  ----------  ----------   ----------
Total Gross Profit                23.7%       23.4%       25.4%        22.3%
                              ==========  ========== ===========  ===========


             ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Overview and Plan of Operation

     Alternate Marketing Networks, Inc. is a national marketing services company that provides advertising, marketing and Internet-based logistics services for national advertisers and publishers throughout the United States. The Company's objective is to become a total marketing solutions provider serving both online and offline needs of clients in the e-commerce, automotive, consumer package goods, telecommunications and other industries. The Company provides its clients with three complementary types of comprehensive marketing services, including:

     * Offline Advertising and Marketing. The Company has a well-established network of advertising placement and in-home sampling and coupon programs for clients such as Kellogg, America Online, travelocity.com and others.

     * Online Marketing. The Company provides online advertising as well as tracking capabilities for its offline activities through its proprietary itrack services, such as itrackfreight.com.

     * Directory Marketing. The Company provides delivery and marketing of telephone directories for regional and national telephone companies such as GTE/Bell Atlantic and others.

     The Company's strategic advantage is its proprietary database, the Media Optimizer TM, and its Internet-based End-To-End TM tracking system. Through use of these systems, the Company is able to match client targeting requests, offer efficient media capabilities, and provide sophisticated Internet tracking systems.

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

     In May 2000, the Company announced its first branded product, La Canasta. La Canasta will launch in November 2000 in an upscale co-op environment to reach high-density Hispanic block groups. The Company plans to deliver this product during peak shopping seasons throughout the year.

     In addition to these offline marketing services, the Company has recently implemented an initiative to increase the online marketing services available to its clients. One step toward this goal was the establishing of an Internet advisory board. Other plans will focus on expanding current online offerings, developing new Internet products to meet the online needs of its traditional marketing clients, and expanding sales of its offline sampling, advertising and marketing services to dot-com companies.

Results of Operations - Quarter

     During the second fiscal quarter ended June 30, 2000, the Company's offline advertising and marketing segment continued experiencing softness in orders from consumer package goods clients, thus causing lower than anticipated sales. Sales for the 2000 quarter were down approximately 31% from the same period the preceding year, primarily due to softness in this segment. The gross profit for this year's quarter was approximately the same as the previous year (23.7% for 2000 and 23.4% for 1999); however, direct costs were higher than projected due to low unemployment levels, resulting in a relatively limited available pool of contract carriers for the Company's telephone directory deliveries.

     During the quarter ending June 30, 2000, selling, general and administrative expenses increased approximately 21% over the same period last year. This was partially due to an increase in expenses associated with evaluating potential acquisition candidates and other costs associated with the Company's strategic growth initiatives. The Company incurred higher personnel and travel expenses associated with expanding the client base and expansion of services thru its acquisition and assimilation of Total Logistics and AdTrackMedia, as well as certain corporate expenses.

     Interest income for the three months ended June 30, 2000 and 1999 was $6,907 and $9,021 respectively. Interest expense for the three months ended June 30, 2000 and 1999 was $0 and $15,293 respectively.

Results of Operations - Six Months

     During the six month period ended June 30, 2000, the Company experienced softness in orders from consumer package goods clients, thus causing lower than anticipated sales. Sales for the 2000 period were down approximately 28% from the same period the preceding year. The gross profit for the six months ended June 30, 2000 was up over the same period the previous year due to the mix of revenues and the addition of the higher margin revenues associated with the acquisitions (2000 was 25.4% and 1999 was 22.3%).

     During the six months ending June 30, 2000, selling, general and administrative expenses increased approximately 16% over the same period last year. As the Company continues to seek new products, new clients, and potential business acquisition and alliance partners, it incurs additional expenses associated with increased personnel, travel, and legal and professional fees. The company also continues to invest in improving its operational Internet tracking and quality control services.

     Interest income for the six months ended June 30, 2000 and 1999 was $20,663 and $14,502 respectively. Interest expense for the six months ended June 30, 2000 and 1999 was $0 and $25,462 respectively.

Fluctuation in Revenues

     Due to the timing of primarily product sample programs, the Company's revenues may fluctuate from quarter to quarter and from year to year.

Liquidity and Capital Resources

     During the first six months of 2000, the Company's cash balance decreased by $1,099,032 primarily due to payments for acquisitions and the net loss incurred. During 2000, operating activities consisted of the net loss of $431,146, depreciation and amortization expense of $143,811, and a decrease in working capital of $344,455. During the same period in 1999, the Company's cash balance decreased by $222,600 primarily due to working capital fluctuations. During the six months in 1999, operating activities included the net profit of $573,201, depreciation and amortization expense of $123,811, and an increase in working capital of $284,034. In addition, in the 2000 six month period, the Company used approximately $197,000 to purchase computer and office equipment, to enhance the capabilities of its software and database system, the Media Optimizer TM, and for the development of its on-line sampling software.

     The Company has a bank line of credit for $2,500,000 to assist in future cash flow needs. The line of credit expires June 30, 2001. As of June 30, 2000, there was no balance outstanding. The Company believes that this line of credit along with its current cash flows will enable it to fund its current growth plans as well as meet its presently anticipated capital requirements.

Outlook for the Future

     The Company anticipates sales for the second half will improve over the first half of 2000 as new fiscal budget years begin for many of the Company's clients. The Company also anticipates new revenues from online services now being offered to clients. Due to the larger than anticipated loss in the second quarter, the Company will place its focus on second half profitability and limit its new product offerings. The Company will also be exploring all possible strategic options in order to maximize shareholder value.

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

PART II.    Other Information:

Item 2(c).  Changes in Securities.

     On May 3, 2000, the Company issued an aggregate of 133,000 shares of Common Stock to GoldenGoose Software, Inc. in exchange for substantially all of the assets of AdtrackMedia.com. In addition, the Company issued options to purchase 10,000 shares of the Company's common stock for an exercise price of $2.045 per share expiring May 26, 2003. No placement agent, broker, or underwriter was involved in the transaction and no commissions were paid. The shares were issued without prior registration under the Securities Act of 1933 in reliance upon exemption from registration pursuant to Section 4(2) of the Act.

Item 4.     Submission of Matters to a Vote of Security Holders.

     The Company held its annual shareholders meeting on May 11, 2000. Votes were cast for the election of directors as follows:

                                               FOR       WITHHELD
     Phillip D. Miller                      3,185,683     4,100
     Stan Henry                             3,185,683     4,100
     Louis Sito                             3,184,283     5,500
     John McKeon                            3,184,283     5,500
     Thomas Hiatt                           3,185,683     4,100

Votes were cast for the voting rights for shares of Common Stock of the Company which may be acquired by The times Mirror Company as follows:

                                                                  BROKER
                                   FOR       AGAINST    ABSTAIN  NOT VOTED
  All shares voting             2,474,905     8,475      16,500   689,903
  All shares voting excluding
  "interested" shares           1,774,512     8,475      16,500   689,903

Votes were cast for the amendment to the Company's Restated Articles of Incorporation to change the name of the Company from Alternate marketing Networks, Inc. to a name to be determined by the Board of Directors as follows:
                                                                  BROKER
              FOR               AGAINST         ABSTAIN          NOT VOTED
           3,168,083              4,600          17,100            None

Votes were cast for the amendment to the Company's Restated Articles of Incorporation to increase the authorized Common Stock from 8,000,000 shares to 14,000,000 shares as follows:
                                                                  BROKER
              FOR               AGAINST         ABSTAIN          NOT VOTED
           3,143,983             38,500           7,300            None

Votes were cast for an increase in the number of shares authorized for issuance un the Company's 1995 Long-Term Incentive and Stock Option Plan from 400,000 to 500,000 shares as follows:
                                                                  BROKER
              FOR               AGAINST        ABSTAIN           NOT VOTED
           3,129,463             52,020          8,300             None

Votes were cast for an increase in the number of shares authorized for issuance un the Company's 1995 Outside Directors and Advisors Stock Option Plan from 50,000 to 75,000 shares as follows:
                                                                 BROKER
              FOR               AGAINST        ABSTAIN          NOT VOTED
           3,124,488             56,995          8,300            None

Votes were cast for the appointment of PricewaterhouseCoopers, LLP, formerly Coopers & Lybrand, LLP, as the Company's certified public accountants for the fiscal year ending December 31, 2000 as follows:
                                                                 BROKER
              FOR               AGAINST        ABSTAIN          NOT VOTED
           3,171,363              1,320         17,100            None

Item 6.     Exhibits and Reports on Form 8-K.


During the period of this report, there was one Form 8-K filing as follows:

8-K/A filed April 28, 2000 as amendment to provide the related Financial Statement and Pro Forma Financial Information applicable to the current Report event dated February 17, 2000.

                                   SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ALTERNATE MARKETING NETWORKS, INC.


Date: August 11, 2000                     By: /s/Phillip D. Miller
                                            Phillip D. Miller
                                            Chief Executive Officer
                                          By: /s/Sandra J. Smith
                                            Sandra J. Smith
                                            Chief Financial Officer