Form 10QSB
period 2000-09-30
ALTERNATE MARKETING NETWORKS INC
filed 2000-11-13
CIK 949244

United States
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 2000

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

As of October 31, 2000, 4,689,105 shares of the issuer's common stock were outstanding.

This report contains 15 pages.


             ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES

                               FORM 10-QSB

                                  INDEX


                                                                         Page
PART I.     Financial Information:                                        No.

            Condensed Consolidated Balance Sheets - September 30, 2000,
             and December 31, 1999. . . . . . . . . . . . . . . . . . . 3 & 4

            Condensed Consolidated Statements of Operations - three
             and nine months ended September 30, 2000 and 1999 . . . . . . .5

            Condensed Consolidated Statements of Cash Flows - nine
             months ended September 30, 2000 and 1999 . . . . . . . . . . . 6

            Notes to Condensed Consolidated Financial Statements. . . .7 - 10

            Management's Discussion and Analysis or Plan
             of Operation. . . . . . . . . . . . . . . . . . . . . . .11 - 13

PART II.    Other Information:

            Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .14

            Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . .15


Part I.  Financial Information

             ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES

                    Condensed Consolidated Balance Sheets

                                  ASSETS
                                               September 30,   December 31,
                                                   2000            1999
                                                (unaudited)
                                               ------------     ------------
Current assets:
     Cash and cash equivalents                 $ 2,207,636     $ 1,180,472
     Accounts receivable, trade, less
      allowance of $100,000 at September 30
      and $300,000 at December 31                5,524,681       4,479,290
     Prepaid expenses and other assets             174,512         584,038
                                               -----------     -----------
          Total current assets                   7,906,829       6,243,800

Notes receivable, less current portion              17,865          13,974

Property and equipment:
     Computer equipment                            239,278         418,225
     Furniture and fixtures                        137,610         376,993
                                               -----------     -----------
                                                   376,888         795,218

     Accumulated depreciation and
      amortization                                (269,111)       (587,141)
                                               -----------     -----------
                                                   107,777         208,077

Computer software, net                              59,757         150,300

Intangible assets, net                           2,191,905         971,446
                                               -----------     -----------
                                               $10,284,133     $ 7,587,597
                                               ===========     ===========

                                  Continued

             ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES

                    Condensed Consolidated Balance Sheets

                                 LIABILITIES

                                              September 30,    December 31,
                                                  2000            1999
                                               (unaudited)
                                               -----------     -----------
Current liabilities:
     Accounts payable                           $1,379,706      $1,366,347
     Federal Income Taxes payable                  760,000
     Accrued liabilities                           102,992         545,383
     Deferred revenue                               31,250         264,342
                                                 ---------       ---------
          Total current liabilities              2,273,948       2,176,072


                              SHAREHOLDERS' EQUITY

Preferred stock-no par value, 2,000,000
 authorized shares, no shares issued and
 outstanding
Common stock-no par value, voting, 14,000,000
 authorized shares; 4,681,605 shares issued and
 outstanding at September 30, 2000 and 4,082,177
 at December 31, 1999                           11,814,547      10,393,561
Accumulated losses, through September 30, 1993
 (Note 6)                                       (1,291,039)     (1,291,039)
                                                 ---------       ---------
          Total common stock                    10,523,508       9,102,522

Accumulated losses, since October 1, 1993
 (Note 6)                                       (2,513,323)     (3,690,997)
                                                 ---------       ---------
          Total shareholders' equity             8,010,185       5,411,525
                                                 ---------       ---------
                                               $10,284,133     $ 7,587,597
                                               ===========     ===========

  The accompanying notes are an integral part of the condensed consolidated financial statements.


             ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES

              Condensed Consolidated Statements of Operations

                                 Three months ended       Nine months ended
                                    September 30,           September 30,
                              ----------------------  ------------------------
                                 2000        1999        2000        1999
                              ----------  ----------  -----------  -----------
                                   (unaudited)              (unaudited)
Net sales                    $6,367,536  $6,008,074  $17,138,051  $20,885,922
Cost of sales                 4,811,351   4,358,906   12,843,780   15,921,118
                              ---------  ----------  -----------  -----------
     Gross profit             1,556,185   1,649,168    4,294,271    4,964,804
Selling, general and
 administrative expenses      1,735,272   1,412,345    4,902,882    4,141,931
Gain on sale of assets(Note 2)3,613,521                3,613,969
                             ----------  ----------  -----------  -----------
Income from operations        3,434,434     236,823    3,005,358      822,873
Other income (expense), net         231      17,231       20,894        6,271
                             ----------  ----------  -----------  -----------
Income before income
 taxes                        3,434,665     254,054    3,026,252      829,144
Income tax expense              761,815                  784,548        1,889
                             ----------  ----------  -----------  -----------
Net income                   $2,672,850  $  254,054   $2,241,704  $   827,255
                             ==========  ==========   ==========  ===========
Income per share (Note 5)
Basic:
Net income                   $      .58 $       .07   $      .52  $       .22
                             ==========  ==========  ===========  ===========
Diluted:
Net income                   $      .58 $       .06   $      .52  $       .21
                             ==========  ==========  ===========  ===========
Weighted average number of shares
 outstanding: (Note 5)
  Basic                       4,584,454   3,889,568    4,299,425    3,846,379
                             ==========  ==========  ===========  ===========
  Diluted                     4,619,849   3,931,406    4,347,698    3,863,663
                             ==========  ==========  ===========  ===========

  The accompanying notes are an integral part of the condensed consolidated financial statements.


             ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES

              Condensed Consolidated Statements of Cash Flows

                                                    Nine months ended
                                                       September 30,
                                               --------------------------
                                                   2000          1999
                                               ------------  ------------
                                                      (unaudited)

Net cash provided by (used in)
 operating activities                          ($1,687,842)   $2,422,553
                                                ----------    ----------
Net cash provided by (used in)
 investing activities                            2,720,517   (    90,411)
                                                ----------    ----------
Net cash used in financing
 activities                                    (     5,511)  (   598,238)
                                                ----------    ----------
Net increase in cash and cash
 equivalents                                     1,027,164     1,733,904

Cash and cash equivalents, beginning
 of period                                       1,180,472       222,590
                                                ----------    ----------
Cash and cash equivalents, end of
 period                                         $2,207,636    $1,956,494
                                                ==========    ==========

  The accompanying notes are an integral part of the condensed consolidated financial statements.


             ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)

1. The interim financial data is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the results of operations for the interim periods. The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. The results of operations for the three months and nine months ended September 30, 2000 are not necessarily indicative of the results of operations expected for the year ending December 31, 2000.

2.   Sale of Assets:

     On September 19, 2000, the Company sold certain assets relating to its offline sampling operations to Valassis Private Delivery, Inc., a wholly-owned subsidiary of Valassis Communications, Inc. for $4,000,000. Assets sold consisted of contracts; furniture fixtures and equipment; intellectual property rights; and operations. The Company recognized a gain on the sale of $3,613,521. The gain on sale of assets resulted in the Company recognizing related income tax expense of $762,000.

3. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's financial statements filed as part of the Company's Form 10-KSB for the fiscal year ended December 31, 1999. This quarterly report should be read in conjunction with the Form 10-KSB.

4.   Income Taxes:

    At September 30, 2000, the Company had net operating loss carryforwards of approximately $2,400,000, which are available to reduce future taxable income. Related deferred tax assets are fully reserved for. These carryforwards expire in 2006 to 2013. The net operating loss carryforwards relate to the operations of National Home Delivery, Inc. prior to the pooling of interest and are subject to certain limitations.

     The difference between income tax expense at the U.S. statutory rate and the Company's actual income tax is primarily attributable to the utilization of deferred tax assets which had previously been fully reserved for.

            ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
                                 (unaudited)

5.   Net Income (Loss) Per Share Calculation:

                                 Three months ended         Nine months ended
                                    September 30,              September 30,
                              ----------------------  ------------------------
                                 2000        1999        2000        1999
                              ----------  ----------  -----------  -----------
Income (Numerator):
  Net income                  $2,672,850  $  254,054   $2,241,704  $  827,255
                              ==========  ==========   ==========  ===========
Shares (Denominator):
 Basic income per share:

 Actual weighted average
  shares outstanding           4,584,454   3,889,568    4,299,425   3,846,379
                              ==========  ==========   ==========  ===========
 Basic income per share:
  Net income per share        $      .58  $      .07   $      .52  $      .22
                              ==========  ==========   ==========  ===========

 Diluted income per share:

 Actual weighted average
  shares outstanding           4,584,454   3,889,568    4,299,425   3,846,379
 Shares upon conversion of
  warrants and options            35,395      41,838       48,273      17,284
                              ----------  ----------   ----------  -----------
 Adjusted shares outstanding   4,619,849   3,931,406    4,347,698   3,863,663
                              ==========  ==========   ==========  ===========

 Diluted income per share:
  Net income per share        $      .58  $      .06   $      .52  $      .21
                              ==========  ==========   ==========  ===========

6. Accumulated losses, through September 30, 1993, represent the losses and capital of the Company during the period of time it was a subchapter S corporation. All subsequent losses of the combined entities are presented under Accumulated losses, since October 1, 1993.

7.   Common Stock:

     On February 18, 2000, the Company issued an aggregate of 40,816 shares of the Company's common stock to Total Logistics, Inc. as part of an acquisition of the operations and certain fixed assets of Total Logistics, Inc.

     On May 3, 2000, the Company issued an aggregate of 133,000 shares of the Company's common stock to GoldenGoose Software, Inc. as part of an acquisition of the operations and certain fixed assets of AdtrackMedia.com, a division of GoldenGoose Software, Inc. In addition, the Company issued options to GoldenGoose Software, Inc. to purchase 10,000 shares of the Company's common stock. The options have a three year term at an exercise price of $2.045 per share.


             ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
                                 (unaudited)

7.   Common Stock, continued:

     On June 30, 2000 the Company declared a 10% stock dividend to shareholders of record on June 30, 2000. This transaction was recorded in the capital accounts on the Balance Sheet in the amount of $1,064,030 relating to 425,612 shares issued on July 21, 2000.

8.   Acquisitions:

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

                                                    Nine months ended
                                                       September 30,
                                               --------------------------
                                                   2000          1999
                                               ------------  ------------
                                                      (unaudited)

      Revenue                                   $17,472,992  $22,345,038
      Income from continuing operations           2,280,903    1,056,110
      Net income                                  2,280,903    1,056,110

      Basic and diluted earnings per share      $      0.52  $      0.27

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


             ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
                                 (unaudited)

9.   Segment Information:

     Management has historically viewed the Company as having one reportable operating segment, advertising and marketing, based upon the means by which operating results are routinely reviewed by management to evaluate results and allocate resources. In 1999, the Company revised the basis by which profitability is evaluated and assets and resources are allocated by dividing its business into three operating segments by product areas: offline advertising and marketing includes sampling and newspaper advertising; online marketing includes online advertising and the proprietary Internet tracking services; and directory marketing includes delivery and marketing of telephone directories. Substantially all of the Company's revenues are generated in the United States. The Company measures segment profits and losses by reviewing gross profits.

     Segment analysis is provided in the tables below.

                                 Three months ended        Nine months ended
                                    September 30,             September 30,
                              ----------------------  ------------------------
                                 2000        1999        2000        1999
                              ----------  ----------  -----------  -----------

Revenues:
  Offline Advertising and
   Marketing                  $4,252,507  $5,585,456 $12,714,580  $19,237,306
  Directory Marketing          1,343,288     436,227   2,845,539    1,737,518
  Online Marketing               772,663               1,597,888        -
  Intersegment revenues      (       922)(    13,609)(    19,956) (    88,902)
                              ----------  ----------  ----------   ----------
Total Revenues                $6,367,536  $6,008,074 $17,138,051  $20,885,922
                              ==========  ========== ===========  ===========

Gross Profits:
  Offline Advertising and
   Marketing                  $  899,760  $1,446,126 $ 2,813,668  $ 4,215,018
  Directory Marketing            451,236     203,042   1,029,558      749,786
  Online Marketing               205,189                 451,045        -
                              ----------  ----------  ----------   ----------
Total Gross Profit            $1,556,185  $1,649,168 $ 4,294,271  $ 4,964,804
                              ==========  ========== ===========  ===========
Gross Profit Percentages:
  Offline Advertising and
   Marketing                      21.2%       25.9%       22.1%        21.9%
  Directory Marketing             33.6%       46.5%       36.2%        43.2%
  Online Marketing                26.6%        -          28.2%         -
                              ----------  ----------  ----------   ----------
Total Gross Profit                24.4%       27.4%       25.1%        23.8%
                              ==========  ========== ===========  ===========


             ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview and Plan of Operation

     Alternate Marketing Networks, Inc. is a national marketing services company that provides advertising, marketing and Internet-based logistics services for national advertisers and publishers throughout the United States. The Company's objective is to become a single-source provider of marketing solutions that delivers comprehensive services to handle the online and offline needs of clients in the telecommunications, automotive, tourism, consumer package goods, e-commerce and other industries.

     In September, the Company sold its in-home sampling business to Valassis Communications, Inc. (NYSE: VCI). The Company had previously reported that its sampling programs did not provide predictable revenue on a quarter-over-quarter basis. The sale, which was finalized on September 19, 2000 for $4 million in cash, included:

     - In-home sampling operations that provide door-to-door delivery of targeted consumer goods; and
     - Intellectual property rights including a national delivery database and itracksamples.com.

     The Company retained ilikesamples.com, its recently launched online sampling site.

     Alternate Marketing Networks, Inc. now provides its clients with complementary types of comprehensive marketing services in three primary areas:

     - Online Marketing: The Company provides online advertising, marketing and tracking capabilities for its offline activities through proprietary online products. A division, AdPressMedia.com, sells, manages, serves and tracks advertising campaigns for small- and medium-sized website publishers. The Company also operates ilikesamples.com, a business to consumer website that offers pinpoint targeted marketing of samples and coupons to consumers.

     - Offline Advertising and Marketing. Through US Suburban Press (USSPI) the Company has a well-established newspaper network of advertising placement and pre-print advertising and insert programs for clients such as Sprint, Verizon, General Motors, AT&T, travelocity.com and others.

     - Directory Marketing. The Company provides door-to-door delivery, marketing and tracking of telephone directories for regional and national telephone companies such as Verizon (formerly GTE/Bell Atlantic) and others. The Company uses its proprietary itrackdirectories.com to allow customers to verify the accurate and timely delivery of their directories.

     The Company's strategic advantage lies in its proprietary products, such as its USSPI database of more than 900 suburban newspapers, its online product offerings that complement its offline services, and its relationships with Fortune 500 companies. The Company's clients include packaged goods clients who desire a sample to be delivered to a targeted household audience, national advertisers who place Run of Press (ROP) or insert advertisements into newspapers, and telephone directory publishers who wish to have their directories delivered to the households of communities across the nation.

Results of Operations - Quarter

     During the third fiscal quarter ended September 30, 2000, the Company's offline advertising and marketing segment continued experiencing softness in orders from consumer package goods clients, while the directory marketing segment posted sales more than three times higher than the previous year. Sales for the third quarter of 2000 were up approximately 16% over the previous quarter ending June 30, 2000, and were up approximately 6% over the same period the preceding year. The gross profit for this year's quarter was down slightly from the previous year (24.4% for 2000 and 27.4% for 1999)as direct costs were higher than projected due to low unemployment levels, resulting in a relatively limited available pool of contract carriers for the Company's telephone directory deliveries.

     During the quarter ending September 30, 2000, selling, general and administrative expenses increased approximately 23% over the same period last year. This was primarily due to increased overhead expenses associated with the increase in sales from directory marketing. In addition, during this period the Company wrote off an accounts receivable relating to a sampling client which had previously been reserved for in the allowance for doubtful accounts, thus resulting in a net expense of $92,000.

     Interest income for the three months ended September 30, 2000 and 1999 was $9,314 and $18,591 respectively. Interest expense for the three months ended September 30, 2000 and 1999 was $9,083 and $1,360 respectively. In addition, during the quarter ended September 30, 2000, the Company recognized a gain on the sale of the assets of its offline sampling division of approximately $3,600,000.

     Income tax expense for the three and nine months ended September 30, 2000 was effected by the utilization of certain net operating loss carryforwards up to the maximum amount allowable by certain statutory limitations.

Results of Operations - Nine Months

     During the nine month period ended September 30, 2000, the Company experienced lower sales from consumer package goods clients than in the same period in the preceding year. Increased sales from directory marketing and new sales from online advertising were not enough to offset this decrease, thus resulting in lower than anticipated total sales. Total sales for the 2000 period were down approximately 18% from the same period the preceding year. The gross profit for the nine months ended September 30, 2000 was up over the same period the previous year due to the mix of revenues (gross profit in 2000 was 25.1% and gross profit in 1999 was 23.8%).

     During the nine months ending September 30, 2000, selling, general and administrative expenses increased approximately 18% over the same period last year. As the Company continues to seek new products, new clients, and potential business acquisition and alliance partners, it incurs additional expenses associated with increased personnel, travel, and legal and professional fees. In addition, the growth associated with directory marketing generates an increase in overhead. The Company also continues to invest in improving its operational Internet tracking and quality control services.

     Interest income for the nine months ended September 30, 2000 and 1999 was $29,977 and $33,093 respectively. Interest expense for the nine months ended September 30, 2000 and 1999 was $9,083 and $26,822 respectively. During the nine months ended September 30, 2000, the Company recognized a gain on the sales of the assets of the offline sampling division of approximately $3,600,000.

Fluctuation in Revenues

     Due to the timing of primarily product sample programs, the Company's revenues may fluctuate from quarter to quarter and from year to year.

Liquidity and Capital Resources

     During the nine months ended September 30, 2000, the Company's cash balance increased by $1,027,164 primarily due to proceeds from the sale of the assets of its offline sampling division. During 2000, operating activities consisted of the net income of $2,241,704, depreciation and amortization expense of $222,413, a gain on the sale of assets of $3,613,969, and an increase in working capital of $537,989. During the same period in 1999, the Company's cash balance increased by $1,733,904 primarily due to the net income and proceeds from the sale of 350,000 shares of the Company's common stock for $3.00 per share. During the nine months in 1999, operating activities included the net profit of $827,255, depreciation and amortization expense of $188,686, and a decrease in working capital of $1,406,612. In addition, in the 2000 nine month period, the Company used approximately $223,000 to purchase computer and office equipment and for the development of its on-line sampling software.

     The Company has a $2,500,000 bank line of credit which expires June 30, 2001. As of September 30, 2000, there was no balance outstanding. The Company believes that this line of credit along with its current cash flows will enable it to fund its current growth plans as well as meet its presently anticipated capital requirements.

Outlook for the Future

     As a result of the sale of the operations of the offline sampling division, the Company anticipates that selling, general and administrative expenses relating to fixed personnel costs, rents and other overhead expenses will be reduced starting in the fourth quarter of 2000. Total sales in the fourth quarter are expected to be about the same as total sales during the first and second quarter of 2000. The Company expects sales from directory marketing and the new business segments to increase in the fourth quarter of 2000, replacing the sales from the sampling division, which was sold in the third quarter. As noted above sales of the sampling division in the first 6 months of 2000 were significantly down from sales in the prior year.

     The Company will continue to explore all strategic options to maximize shareholder value.

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

Item 6.     Exhibits and Reports on Form 8-K.

During the period of this report, there was one Form 8-K filing as follows:

8-K filed October 4, 2000 for the Current Report event dated September 19, 2000 for the disposition of assets of the Company's offline sampling division.

                                   SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ALTERNATE MARKETING NETWORKS, INC.


Date: November 13, 2000                   By: /s/Phillip D. Miller
                                            Phillip D. Miller
                                            Chief Executive Officer
                                          By: /s/Sandra J. Smith
                                            Sandra J. Smith
                                            Chief Financial Officer