Form 10KSB
period 2000-12-31
ALTERNATE MARKETING NETWORKS INC
filed 2001-03-29
CIK 949244

United States
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                           Form 10-KSB


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended:  December 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ___________ to ___________

                    Commission file number:  0-26624
  Alternate Marketing Networks, Inc.(formerly Alternate Postal Delivery, Inc.)
______________________________________________________________________________
               (Name of small business issuer in its charter)

       Michigan                             38-2841197
______________________________________________________________________________
(State or other jurisdiction of           (I.R.S. Employer incorporation or
     organization)                            Identification No.)

     One Ionia S.W., Suite 520, Grand Rapids, Michigan           49503
______________________________________________________________________________
(Address of principal executive offices)                       (Zip Code)

Issuer's telephone number  (616) 235-0698

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

State issuer's revenues for its most recent fiscal year:  $21,838,653

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $2,042,901, based on 1,594,148 shares held by non-affiliates as of March 5, 2001, and the average of the closing bid and asked prices for said shares in the Nasdaq SmallCap Market as of such date.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,664,505 shares of Common Stock, as of March 5, 2001.


                     DOCUMENTS INCORPORATED BY REFERENCE

The Company's definitive proxy materials to be filed on or before April 30, 2001 are incorporated by reference in Part III of this Form 10-KSB. In addition certain exhibits identified in Part III, Item 12 are incorporated by reference to said exhibits as filed with (i) Form SB-2 Registration Statement (Commission File No. 33-95332C), (ii) Report on Form 10-KSB for the fiscal year ended December 31, 1995, (iii) Reports on Form 8-K (dated April 11, 1996) and Form 8-K/A (dated April 4, 1996), (iv) Report on Form 10-KSB for the fiscal year ended December 31, 1998, (v) Report on form 10-QSB for the quarterly period ended September 30, 1999, and (vi) Report on 8-K (dated February 17, 2000).





































                              TABLE OF CONTENTS

                                                                          Page

PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4

Item 1.  Description of Business . . . . . . . . . . . . . . . . . . . . .  4

Item 2.  Description of Property . . . . . . . . . . . . . . . . . . . . .  6

Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . .  6

Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . .  6

PART II  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7

Item 5.  Market for the Common Equity and Related Stockholder Matters
         Dividend Policy . . . . . . . . . . . . . . . . . . . . . . . . .  7

Item 6.  Management's Discussion and Analysis  . . . . . . . . . . . . . .  7

Item 7.  Financial Statements  . . . . . . . . . . . . . . . . . . . . . . 13

Item 8.  Changes in and Disagreement with Accountants on Accounting and
         Financial Disclosure  . . . . . . . . . . . . . . . . . . . . . . 32

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

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 33

Exhibit Index. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 34














                                   PART I

Item 1.  DESCRIPTION OF BUSINESS

OVERVIEW

    Alternate Marketing Networks ("Alternate Marketing," "AMN," or the "Company") is a provider of highly targeted marketing services. Alternate Marketing acts as a single-source provider of advertising, marketing and logistics services for national advertisers and publishers throughout the United States. AMN's diverse range of marketing services allows clients to reach their desired audience in ways that maximize the targeting potential of the media they employ. Currently, the Company provides comprehensive marketing solutions across multiple media platforms to more than 100 clients, primarily in the travel, automotive, e-commerce, telecommunications, pharmaceutical and packaged-goods industries. These clients rely on AMN as a single-source provider of direct marketing services that can deliver targeted sales and marketing materials to specific consumer audiences. Many of the Company's clients are long-term, repeat users of its services.

DESCRIPTION OF OPERATIONS

     Alternate Marketing consists of two major product groups: Advertising and Marketing Group, and Logistics Marketing Group.

Advertising and Marketing Group:

    This group, consisting of U.S. Suburban Press ("USSPI"), AdPressMedia.com and ilikesamples.com, provides targeted marketing and advertising solutions for national advertisers such as General Motors, Verizon and others.

     Building on more than 20 years of experience, USSPI utilizes its targeting systems to select markets and publications from its network of more than 1,000 major market suburban newspapers that will most effectively reach the advertiser's target audience. USSPI's combination of targeting capability and national scale creates substantial value for large marketers seeking to maintain their brands in an environment of escalating media costs and declining reach and effectiveness.

     USSPI's high client retention and long-term value are based on its history of developing and employing information technology solutions that enhance its ability to execute and track complex programs. These programs involve hundreds of media outlets, most with multiple production parameters, rates and deadlines. USSPI's "one bill, one rate" value proposition is based on leveraging its technology infrastructure to minimize execution errors and deliver outstanding service to marketers placing ROP and preprinted inserts into hundreds of local market publications. Each of these high-involvement local publications has very attractive readership and high-value demographics; without the affiliation with USSPI, not one of them individually would have sufficient scale to be a viable option for national brands.

     The Company's online properties, AdPressMedia.com and ilikesamples.com, leverage the value and impact of USSPI's network-based programs. AdPressMedia.com is a proprietary ad-serving system that was developed to sell, track and serve online advertising messages for USSPI's national advertisers. AdPressMedia.com's target audience is the suburban 30 to 55 year old, thus complementing USSPI's newspaper audience. ilikesamples.com, an online consumer sampling solution, allows marketers to reach prime prospects with targeted consumer good samples and other free offers. While these electronic marketing systems are in the early stages of development, the Company believes that these targeted online specialty media applications bring substantial added value to USSPI's broad reach newspaper-based network.

     In 2000, the Advertising and Marketing group assisted more than 85 clients, producing revenues of approximately $10.5 million, 60% of AMN's total.

Logistics Marketing Group:

     This group, consisting of AMN's Alternate Postal Direct and Total Logistics businesses, provides telephone directory delivery services to regional and national telephone directory companies as well as tracking, verification and transportation services. Contracts for revenues in the Logistics Marketing Group tend to be longer-term and highly predictable as compared to revenues of the Advertising and Marketing Group. The primary client base consists of major telephone companies such as Verizon. In 2000, this group produced revenues of approximately $6.8 million, 40% of AMN's total.

PRINCIPAL CUSTOMERS

     During the year ended December 31, 2000, the Company had one customer who accounted for approximately 11% of the Company's revenues for the year.
During the year ended December 31, 1999, the Company had one customer who accounted for approximately 21% of the Company's revenues for the year.

STRATEGIC ALLIANCES AND ACQUISITIONS AND DISPOSITIONS

    In February 2000, the Company acquired certain assets and operations of Total Logistics, Inc., a logistics planning and transportation brokering company, for a purchase price of approximately $900,000, consisting of $800,000 cash and 40,816 shares of the Company's common stock. The purchase agreement provides for contingent additional consideration of a maximum of $900,000 cash if certain profit levels are achieved during the three years following closing. This acquisition expands the Company's product offerings through the introduction of a new Internet tracking system. The new tracking service, itrackfreight.com, allows customers to track the movement of their products across the nation to insure high quality and timely service.

     In May 2000, the Company acquired certain assets and operations of AdTrackMedia.com (now known as AdPressMedia.com) from GoldenGoose Software, Inc., an online advertising, marketing and ad-serving software company, for a purchase price of approximately $356,956, consisting of $100,000 cash and 133,000 shares of the Company's common stock. The purchase agreement provides for contingent additional consideration of up to 167,000 shares of the Company's common stock if certain financial performance goals are achieved and if certain stock price goals are achieved. In addition, GoldenGoose Software, Inc, received stock options to purchase 30,000 shares of the Company's Common Stock at an exercise price of $2.045 per share.

     In September 2000, the Company sold certain assets, liabilities, and operations of its offline sampling division to Valassis Private Delivery, Inc. for a price of $4,000,000 cash.

    The Company continues to search for opportunities for business acquisitions, dispositions and alliances which will enhance its core product offerings and increase shareholder value.

COMPETITION

    The Company's primary competitor for suburban newspaper advertisements is Landon and Associates. Its primary competitor for direct delivery of telephone directories is Product Development Corporation. The primary competitors for online sampling include freesamples.com and startsampling.com. The primary competitors for transportation logistics include freightnet.com, bulknet.com and htfn.com.

EMPLOYEES

     As of December 31, 2000, the Company had 36 full-time employees, including 8 in sales and sales support, 17 in operations, 1 in computer systems, and 10 in general and administrative support. In addition, as of December 31, 2000, the Company had approximately 25 part-time employees in operations, which number varies from month to month. The Company does not foresee any material changes to the current number of employees.

SERVICE MARKS, TRADEMARKS, AND PATENTS

     The Company's Alternate Postal Direct mark has been registered with the U.S. Patent and Trademark Office.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company currently leases its principal executive offices in Grand Rapids, Michigan at a monthly base rent of approximately $1,100, pursuant to a lease which expires in August 2001. In addition, one of the Company's wholly-owned subsidiaries, Alternate Postal Direct, Inc., rents warehouse space in Minneapolis, Minnesota on a month to month basis at a monthly rent of $1,350; warehouse and office space in St.Petersburg, Florida at a monthly base rent of $3,406, pursuant to a lease which expires December 2001; warehouse space in Boston, Massachusetts on a month to month basis at a monthly rent of $1,750; warehouse space in Boston, Massachusetts pursuant to a lease which expires in September 2001 at a monthly rent of $1,250; and office space in Grand Rapids, Michigan on a month to month basis for $710 per month. Another wholly-owned subsidiary, National Home Delivery, Inc. (d/b/a USSPI) rents a sales office in Schaumburg, Illinois, at an aggregate monthly rent of $4,922, pursuant to a lease which expires in December 2002, and, office space in New York City, New York on a month to month basis, at a monthly base rent at $1,650. The Company does not deem any of these leases to be material, since all of these facilities could be replaced with substantially equivalent facilities at similar cost without great difficulty.

ITEM 3.  LEGAL PROCEEDINGS

     None

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

                                                          Bid Price
                                                       Low        High
         Year ended December 31, 2000:
         First quarter . . . . . . . . . . . . . . .  2         3 5/16
         Second quarter  . . . . . . . . . . . . . .  0 7/8     3 1/2
         Third quarter   . . . . . . . . . . . . . .  1 5/16    2 1/4
         Fourth quarter  . . . . . . . . . . . . . .  0 1/4     2 1/2

         Year ended December 31, 1999:
         First quarter . . . . . . . . . . . . . . .  0 25/32   1 3/8
         Second quarter  . . . . . . . . . . . . . .  1         1 1/4
         Third quarter . . . . . . . . . . . . . . .  1         2 15/16
         Fourth quarter  . . . . . . . . . . . . . .  1         2 1/2

     As of March 5, 2001, the Company's Common Stock was held of record by 50 holders. Registered ownership includes nominees who may hold securities on behalf of multiple beneficial owners. The Company estimates that the number of beneficial owners as of March 5, 2001 is approximately 531.

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

ISSUANCE OF UNREGISTERED SECURITIES

     As reported in the Company's Form 10-QSB report for the quarter ended March 31, 2000, on February 18, 2000, the Company issued 40,816 shares of its common stock to Total Logistics, Inc. as part of an asset acquisition.

     As reported in the Company's Form 10-QSB report for the quarter ended June 30, 2000, on May 3, 2000, the Company issued 133,000 shares of its common stock to Golden Goose Software, Inc. as part of an asset acquisition.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

THE YEAR IN REVIEW

     The Company's business changed during 2000 as a result of two acquisitions and one divestiture made during the year.

     During the first half of 2000, the Company acquired the assets of a logistics business to enhance profitability and build a more predictable revenue stream. Also, during the first half of the year, the Company acquired the assets of an online advertising business to enhance future offerings to its existing client base.

     During the second half of 2000, the Company sold its offline sampling business. The divestiture was undertaken primarily due to significantly lower than expected revenues from this segment during the first half of 2000 and the Company's expectation of an increasingly competitive environment that would continue to adversely effect margins. Subsequent to the sale, the Company reorganized its operations which included integration of its remaining employees into the two remaining product groups and evaluation of overhead.

     The Company ended the year as a targeted marketing solution's company with a focus on building of its core strengths in both online and print media marketing and developing new marketing solutions.

RESULTS OF OPERATIONS

     Results of operations for the years ended December 31, 2000 and 1999 are as follows:

                                               2000          1999
                                              ------        ------
     Net sales . . . . . . . . . . . . . . $21,838,653   $28,576,334
     Cost of sales . . . . . . . . . . . .  16,594,126    21,707,261
                                           -----------   -----------
     Gross profit. . . . . . . . . . . . .   5,244,527     6,869,073
                                           -----------   -----------
     Selling, general and
      administrative expenses. . . . . . .   6,151,187     5,860,692
     Gain on sale of assets. . . . . . . .   3,613,969
                                           -----------   -----------
     Operating income . . . . . . . . . .    2,707,309     1,008,381
                                           -----------   -----------
     Net income . . . . . . . . . . . . .   $2,281,991   $ 1,047,771
                                           ===========   ===========
     Income per share:
        Basic  . . . . . . . . . . . . . .       $0.49         $0.24
                                           ===========   ===========
        Diluted. . . . . . . . . . . . . .       $0.49         $0.24
                                           ===========   ===========
     Weighted average number of shares
      outstanding:
        Basic . . . . . . . . . . . . . . .  4,633,072     4,335,774
        Diluted . . . . . . . . . . . . . .  4,648,086     4,360,198

      The following table sets forth selected consolidated earnings data of the Company expressed as a percentage of sales for the years ended December 31, 2000 and 1999:

                                               2000          1999
                                             --------      --------
     Net sales . . . . . . . . . . . . . .    100.0 %       100.0 %
     Gross profit. . . . . . . . . . . . .     24.0 %        24.0 %
     Operating expenses. . . . . . . . . .     28.2 %        20.5 %
     Operating income . . . . . . . . . . .    12.4 %         3.5 %
     Net income . . . . . . . . . . . . . .    10.4 %         3.7 %
                                             ========      ========

     Net sales: The net sales decrease for 2000 as compared to 1999 was primarily due to the sale of the Company's offline sampling division. This revenue stream fluctuated from quarter to quarter and year to year, and management determined that it was best to sell this operation and focus its resources elsewhere. Sales from this area were down $8.5 million from the 1999 level. Sales from the Company's current year acquisitions totaled $2.3 million.

     Gross profit: The gross profit percentage was approximately the same in 2000 and in 1999 due to consistency in the mix of revenues. However, the 2000 gross profit from the delivery of telephone directories was down 3.7% from the 1999 level as the Company developed new markets and incurred difficulty with the hiring of delivery personnel due to low unemployment levels.

     Selling, general and administrative expenses: These expenses increased in 2000 primarily due to the variable overhead associated with increasing revenues in the telephone directory delivery area.

     Gain on the sale of assets: The Company recognized a pretax gain of $3.6 million from the sale of the assets and operations of its offline sampling division to Valassis Private Delivery, Inc. in September 2000.

     Other income: Other income consists of interest income and interest expense. Interest income and interest expense for the year ended December 31, 2000 were $80,678 and $9,083, respectively. Interest income and interest expense in 1999 were $67,616 and $26,822, respectively. Net interest income is higher due to proceeds from the sale of the offline sampling division.

     Income taxes: During 2000, the Company made provisions for federal income taxes totaling $483,922 and for state income taxes totaling $12,991. For 1999, the Company paid no federal income taxes as it was able to utilize its net operating loss carryforwards. During 1999, the Company paid $1,404 in state income taxes. The utilization of net operating loss carryforwards in 2000 were subject to certain IRS limitations.

FOURTH QUARTER RESULTS:

     The results of the fourth quarter of 2000 as compared to the same period in 1999 is summarized as follows:

                                           Quarter ending December 31,
                                               2000          1999
                                              ------        ------
     Net sales . . . . . . . . . . . . . . $ 4,700,602   $ 7,690,412
     Cost of sales . . . . . . . . . . . .   3,750,346     5,786,143
                                           -----------   -----------
     Gross profit. . . . . . . . . . . . .     950,256     1,904,269
     Selling, general and
      administrative expenses. . . . . . .   1,248,305     1,718,761
                                           -----------   -----------
     Operating income . . . . . . . . . .  (   298,409)      185,508
                                           -----------   -----------
     Net income . . . . . . . . . . . . .  $    40,287   $   220,516
                                           ===========   ===========
     Income per share:
        Basic  . . . . . . . . . . . . . .       $0.01         $0.05
                                           ===========   ===========
        Diluted. . . . . . . . . . . . . .       $0.01         $0.05
                                           ===========   ===========

     Weighted average number of shares
      outstanding:
        Basic . . . . . . . . . . . . . . .  4,687,638     4,525,404
        Diluted . . . . . . . . . . . . . .  4,695,947     4,567,261

     Net sales: The decrease in revenue for the fourth quarter of 2000 as compared to the fourth quarter of 1999 is primarily due to the sale of the Company's offline sampling division. Sales from this area in 1999 totaled $2.5 million.

     Selling, general, and administrative expenses: These expenses decreased in the fourth quarter of 2000 as compared to the fourth quarter of 1999 due to sale of the Company's offline sampling division. Approximately 10 employees left the Company and accepted employment with the purchaser, Valassis Private Delivery, Inc. upon the closing of the sale. Travel and entertainment expenses, advertising, and certain facility expenses also decreased due to the sale.

     Other income: Interest income for the fourth quarter of 2000 was $50,701. Interest income for the fourth quarter of 1999 was $34,523. There was no interest expense in either period.

     Income taxes: The effective income tax rate in the fourth quarter of 2000 was affected by the quarterly allocation of net operating loss carryforwards and changes in certain deferred tax assets, which had been previously fully reserved.

INFLATION

     The Company believes that inflation has not had a material impact on its operations or liquidity to date.

SEASONALITY AND OTHER BUSINESS FLUCTUATIONS

     Although the Company experiences some seasonality in operations corresponding with holiday advertising, such variations are not material to overall results of operations.

     The events from the national economy that impact the Company include employment levels, postal regulations, and newsprint and coated-paper price increases. An increase in employment levels affects, to some degree, the available pool of contract carriers that make the deliveries for the Company's distribution network. This usually increases the cost of recruitment for the private delivery and newspaper networks, including the Alternate Postal Direct, Inc. subsidiary, and may contribute subtle pressure on negotiated delivery costs.

LIQUIDITY AND CAPITAL RESOURCES

     During 2000 the Company funded its operations with cash from operating activities, including the sale of its offline sampling operation, as well as its bank line of credit. Acquisitions were funded through available borrowings and the issuance of stock. The Company has a $2.5 million bank line of credit at one-half percent over the bank's prime rate. Available borrowings are based upon a percentage of eligible accounts receivable. The Company expects to renew the line of credit under the same terms when it expires on June 30, 2001. Cash and equivalents increased by $2,015,707 to $3,196,179 at December 31, 2000.

SUMMARY OF CASH FLOWS

     Cash flows from operating activities. Cash provided from (used in) operating activities was ($656,380) in 2000, compared to $1,831,658 in 1999. This change was largely attributable to the net income from 2000 consisting of the gain on the sale of the offline sampling operation as compared to the 1999 profits which consisted on income from ongoing operations.

     Cash flows from investing activities. Cash provided from investing activities in 2000 was $2,669,798. This consisted of net proceeds of $3.9 million from the sale of the offline sampling operation and $960,058 cash paid in the two acquisitions. This compared to a net usage of cash in 1999 of $124,605. In addition, the Company paid for the purchase of property and equipment and the development of software in the amount of $277,443 and $140,167 for 2000 and 1999, respectively.

     Cash flows from financing activities. The Company increased cash in 2000 by $2,289 as a result of financing activities, compared to cash used in financing activities in 1999 in the amount of $749,171. During 1999, the Company received $1,050,000 in cash from the issuance of 350,000 shares of Common Stock. The primary use of funds in 1999 was to pay off the line of credit agreement with the bank. During 2000, the Company borrowed on its line of credit to fund its operating activities and had a high balance of $1,200,000 during the year. There was no balance outstanding at the end of 2000.

     The Company believes that cash flows from operations, along with its bank line of credit, will be adequate to fund its operations and meet its presently anticipated capital expenditure requirements for the foreseeable future.

NEW ACCOUNTING PRONOUNCEMENTS

     In June of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement was effective for fiscal years beginning after June 15, 1999. The Company adopted SFAS No. 133, as amended by SFAS No. 137 and 138, effective January 1, 2001. The adoption of SFAS No. 133 did not have a significant impact on the Company's financial results.




OUTLOOK FOR THE FUTURE

     The Company expects selling, general and administrative expenses to be reduced significantly, and revenues to be reduced moderately in 2001 as compared to 2000 due to the sale of the operations of the offline sampling division. The Company believes that reorganization of its business into two groups (the Advertising and Marketing Group and the Logistics Marketing Group) will provide efficiencies in management decision making and in controlling overhead.

     The Company is continuing to explore all options and opportunities to maximize shareholder value and has recently engaged the services of a media-focused investment banker, Veronis, Suhler & Associates, LLC, to assist in this process.

FORWARD-LOOKING STATEMENTS

     Except for historical information contained herein, the matters set forth in this report are forward-looking statements based on current expectations. These forward-looking statements involve a number of risks and uncertainties including, but not limited to competition; timing of receipt and fulfillment of customer orders; the results of marketing efforts; the expense and time required to complete research and marketing efforts; and the integration of acquired businesses.


































ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS
                                                            Page
      Report of Independent Accountants                     14
      Consolidated Balance Sheets                           15-16
      Consolidated Statements of Income                     17
      Consolidated Statements of Changes in
          Shareholders' Equity                              18
      Consolidated Statements of Cash Flows                 19-20
      Notes to Consolidated Financial Statements            21-31
















































                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders of
Alternate Marketing Networks, Inc.
and Subsidiaries

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Alternate Marketing Networks, Inc. and Subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

Grand Rapids, Michigan
March 16, 2001



























                ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                           December 31, 2000 and 1999


                                   ASSETS

                                                   2000            1999
                                               ------------    ------------
Current assets:
  Cash and cash equivalents                    $ 3,196,179     $ 1,180,472
  Accounts receivable, trade, less
   allowance of $100,000 and $300,000
   in 2000 and 1999, respectively                3,763,937       4,479,290
  Prepaid expenses and other assets                155,655         584,038
  Refundable federal income tax                     83,000
                                               ------------    ------------
          Total current assets                   7,198,771       6,243,800

Note receivable                                                     13,974

Property and equipment:
  Computer equipment                               262,371         418,225
  Furniture and fixtures                           146,869         376,993
                                               ------------    ------------
                                                   409,240         795,218
  Accumulated depreciation and
   amortization                               (    295,368)    (   587,141)
                                               ------------    ------------
                                                   113,872         208,077

Computer software, net                              73,220         150,300

Intangible assets, net                           2,154,512         971,446
                                               ------------    ------------
                                               $ 9,540,375     $ 7,587,597
                                               ============    ============











                                 Continued






              ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS, CONTINUED

                           December 31, 2000 and 1999

                                   LIABILITIES

                                                   2000            1999
                                               ------------    ------------
Current liabilities:
     Accounts payable                           $ 1,258,353    $ 1,366,347
     Accrued liabilities                            150,449        545,383
     Deferred revenue                                73,301        264,342
                                               ------------    ------------
          Total current liabilities               1,482,103      2,176,072


Commitments and contingencies

                              SHAREHOLDERS' EQUITY

Preferred stock-no par value, 2,000,000
 authorized, no shares issued and outstanding
Common stock-no par value, voting, 12,000,000
 authorized shares; 4,689,105 and 4,082,177
 shares issued and outstanding in 2000 and 1999,
 respectively                                    11,822,347     10,393,561
Accumulated losses, through
 September 30, 1993 (Note A)                   (  1,291,039)  (  1,291,039)
                                               ------------    ------------
          Total common stock                     10,531,308      9,102,522

Accumulated losses, since
 October 1, 1993 (Note A)                      (  2,473,036)  (  3,690,997)
                                               ------------    ------------
          Total shareholders' equity              8,058,272      5,411,525
                                               ------------    ------------
                                                $ 9,540,375    $ 7,587,597
                                               ============    ============




  The accompanying notes are an integral part of the consolidated financial statements.










              ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME

               for the years ended December 31, 2000 and 1999

                                                 2000             1999
                                             -----------      -----------
Net sales                                    $21,838,653      $28,576,334
Cost of sales                                 16,594,126       21,707,261
                                             -----------      -----------
     Gross profit                              5,244,527        6,869,073

Selling, general and
 administrative expenses                       6,151,187        5,860,692
Gain on sale of assets (Note C)                3,613,969
                                             -----------      -----------
     Income from operations                    2,707,309        1,008,381

Other income, net                                 71,595           40,794
                                             -----------      -----------
Income before income taxes                     2,778,904        1,049,175

Income tax expense                               496,913            1,404
                                             -----------      -----------
Net income                                   $ 2,281,991      $ 1,047,771
                                             ===========      ===========

Net income per share:
  Basic:
   Net income                                $       .49      $       .24
                                             ===========      ===========
  Diluted:
   Net income                                $       .49      $       .24
                                             ===========      ===========
Weighted average number of shares
  outstanding:
  Basic                                        4,633,072        4,335,774
                                             ===========      ===========
  Diluted                                      4,648,086        4,360,198
                                             ===========      ===========



  The accompanying notes are an integral part of the consolidated financial statements.










            ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                 for the years ended December 31, 2000 and 1999

                                              Accumulated        Accumulated      Total
                        Common Stock        Losses, through     Losses, since  Shareholders'
                     Shares      Amount    September 30, 1993  October 1, 1993    Equity
                    --------- -----------  ------------------  --------------- -------------

Balances,
 January 1, 1999    3,873,227  $9,554,454      ($1,291,039)      ($4,738,768)    $3,524,647

Repurchase of
 Common Stock      (  146,050) (  226,449)                                       (  226,449)

Warrants issued
 to non-employees                  10,000                                            10,000

Common Stock
 options exercised      5,000       5,556                                             5,556

Common Stock
 issued               350,000   1,050,000                                         1,050,000

Net income                                                         1,047,771      1,047,771
                  -----------  -----------     ------------      ------------   ------------
Balances,
 December 31, 1999  4,082,177  $10,393,561     ($1,291,039)      ($3,690,997)    $5,411,525

Common Stock
 options exercised      7,500        7,800                                            7,800

Common Stock
 issued as dividend   425,612    1,064,030                       ( 1,064,030)        ---

Common Stock
 issued               173,816      356,956                                          356,956

Net income                                                         2,281,991      2,281,991
                   -----------  -----------    ------------      ------------   ------------
Balances,
 December 31, 2000  4,689,105   $11,822,347    ($1,291,039)      ($2,473,036)    $8,058,272
                   ===========  ===========    ============      ============   ============
















  The accompanying notes are an integral part of the consolidated financial statements.




                ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 for the years ended December 31, 2000 and 1999

                                                   2000            1999
                                               ------------    ------------
Cash flows from operating activities:
  Net income                                    $ 2,281,991    $  1,047,771
  Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
  Depreciation                                       95,436         111,387
  Amortization                                      199,512         149,261
  Gain on sale of assets                       (  3,613,969)
  Bad debt expense                                  393,672         278,211
  Other non-cash charges                                             10,000
  Changes in assets and liabilities:
    (Increase) decrease in:
     Accounts receivable                            335,564    (    214,643)
     Prepaid and other assets                       345,383    (    316,256)
    (Decrease) increase in:
     Accounts payable                          (    107,994)        576,280
     Accrued liabilities                       (    394,934)        291,545
     Deferred revenue                          (    191,041)   (    101,898)
                                                ------------    ------------
     Net cash provided by (used in)
      operating activities                     (    656,380)      1,831,658
                                                ------------    ------------
Cash flows from investing activities:
   Purchases of property and equipment         (    140,423)   (    100,296)
   Proceeds from sale of assets                   3,907,208
   Purchases of software                       (    137,020)   (     39,871)
   Businesses acquired                         (  1,317,014)
   Payments received for notes receivable                91          15,562
                                                ------------    ------------
     Net cash provided by (used in)
      investing activities                        2,312,842    (    124,605)
                                                ------------    ------------
Cash flows from financing activities:
   Issuance of common stock                         356,956       1,050,000
   Stock options exercised                            7,800           5,556
   Repurchase of common stock                                  (    226,449)
   Payments on note payable, bank              (  1,400,000)   (  3,675,000)
   Proceeds from issuance of note
     payable, bank                                1,400,000       2,100,000
   Principal payments on other notes payable
     and lease obligations                     (      5,511)   (      3,278)
                                                ------------    ------------
     Net cash provided by (used in)
       financing activities                         359,245    (    749,171)
                                                ------------    ------------


                                  Continued

              ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

                 for the years ended December 31, 2000 and 1999

                                                   2000            1999
                                               ------------    ------------
Net increase in cash and cash equivalents        2,015,707          957,882

Cash and cash equivalents, beginning of year     1,180,472          222,590
                                               ------------    ------------
Cash and cash equivalents, end of year         $ 3,196,179     $  1,180,472
                                               ============    ============

Supplemental Disclosure of Cash Flow
 Information:
  Income taxes paid                            $   579,913     $      1,404
                                               ============    ============
  Interest paid                                $     9,083     $     26,822
                                               ============    ============

Supplemental Schedule of Noncash Investing and Financing Activities:

     In February 2000, the Company issued 40,816 shares of Common Stock valued at $100,000 as part of an acquisition of certain assets from Total Logistics, Inc.

     In May 2000, the Company issued 133,000 shares of Common Stock valued at $256,956 as part of an acquisition of certain assets from GoldenGoose Software, Inc.






















  The accompanying notes are an integral part of the consolidated financial statements.


                ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.   Summary of Significant Accounting Policies:

     The following is a summary of significant accounting policies followed in the preparation of the financial statements.

Principles of Consolidation

     The consolidated financial statements include the accounts of Alternate Marketing Networks, Inc. and its wholly-owned subsidiaries Alternate Postal Direct, Inc., and National Home Delivery, Inc.(collectively referred to as the Company). All significant intercompany transactions have been eliminated.

     Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

Business

    The Company is a provider of highly targeted marketing services. The Company acts as a single-source provider of advertising, marketing and logistics services for national advertisers and publishers throughout the United States. The marketing services are intended to maximize the direct reach and targeting potential of each media employed.

Revenue Recognition

     Revenues for delivery services are recognized at the time of delivery. Revenues for advertising in newspapers are recognized when the ads run in the newspapers. Revenues for transportation logistics are recognized at the time that the load is shipped.

     During the year ended December 31, 2000, the Company had one customer which accounted for approximately 11% of the Company's revenues. As of December 31, 2000, this customer accounted for approximately 23% of the Company's accounts receivable balance. During the year ended December 31, 1999, the Company had one customer which accounted for approximately 21% of the Company's revenues.

Segment Information

   In 2000, the Company revised the basis by which profitability is evaluated and assets and resources are allocated by dividing its business into two operating segments by product areas: advertising and marketing has included sampling, newspaper advertising, online advertising; and logistics marketing includes the delivery and marketing of telephone directories, as well as, tracking, verification and transportation services. Management evaluates segment profitability by reviewing gross profits. Substantially all of the Company's revenues are generated in the United States.

     In 2000, the advertising and marketing group had three customers which each accounted for over 10% of the segment revenues. In 2000, the logistics marketing group had two customers which each accounted for over 10% of the segment revenues.



               ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

A.   Summary of Significant Accounting Policies, continued:

     Segment analysis is provided in the tables below.

                                                  2000           1999
                                                 ------         ------

Revenues:
Advertising and marketing                      $15,133,095    $23,738,388
Logistics marketing                              6,705,558      4,837,946
                                               -----------    -----------
Total revenues                                 $21,838,653    $28,576,334
                                               ===========    ===========

Gross Profits:
Advertising and marketing                      $ 3,200,772    $ 5,536,936
Logistics marketing                              2,043,755      1,332,137
                                               -----------    -----------
Total gross profit                               5,244,527      6,869,073

Selling, general & administrative expenses       6,151,187      5,860,692
Gain on sale of assets (Note C)                  3,613,969
Other income, net                                   71,595         40,794
                                               -----------    -----------
Income before income taxes                     $ 2,778,904    $ 1,049,175
                                               ===========    ===========
Gross Profit Percentages:
Advertising and marketing                           21.2%          23.3%
Logistics marketing                                 30.5%          27.5%
                                               -----------    -----------
Total Gross Profit                                  24.0%          24.0%
                                               ===========    ===========

Cash Equivalents

     The Company considers all highly liquid instruments with a maturity of three months or less to be cash equivalents.

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

     Depreciation and amortization are computed over the estimated useful lives of the assets using the straight-line and accelerated methods:

                  Computer equipment          3 to 5 years
                  Furniture and fixtures      5 to 7 years


                ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

A.   Summary of Significant Accounting Policies, continued:

Computer Software

     Purchased computer software is recorded at cost. External direct costs of materials and services incurred in developing or obtaining internal-use software are capitalized. The recorded costs of purchased software and the capitalized costs of developed internal use software are amortized over the estimated useful life of the respective assets. At December 31, 2000 and 1999, accumulated amortization was $16,485 and $158,611 respectively.

Intangible Assets

     Intangible assets consist of the excess cost over fair market value of net assets of acquired businesses and are being amortized ratably over 20 years. The carrying value of goodwill is periodically reviewed to determine if an impairment has occurred.

     At December 31, 2000 and 1999, accumulated amortization was $765,312 and $694,362, respectively.

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

Advertising

     The cost of advertising and marketing programs are charged to operations when incurred. Advertising expense was $138,632 and $211,427 for the years ended December 31, 2000 and 1999, respectively.

Financial Instruments

     At December 31, 2000 and 1999, the Company had cash and cash equivalents, note receivable and notes payable classified as financial instruments. The market value of these financial instruments, based upon information obtained from banking sources and management estimates, approximated the carrying values reported in the balance sheets.

Income Per Share

     Basic income per share is determined by dividing the net income by the weighted average number of shares of common stock outstanding. Diluted income per share is determined by dividing the net income by the weighted average number of shares of common stock outstanding while giving effect to all dilutive potential common shares.

                ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

A.   Summary of Significant Accounting Policies, continued:

Recent Accounting Pronouncement

     In June of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement was effective for fiscal years beginning after June 15, 1999. The Company adopted SFAS No. 133, as amended by SFAS No. 137 and 138, effective January 1, 2001. The adoption of SFAS No. 133 did not have a significant impact on the Company's financial results.

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

B.   Acquisitions:

    On February 18, 2000, the Company acquired certain assets and operations of Total Logistics, Inc., a logistics planning and transportation brokering company, for a purchase price of approximately $950,000 including acquisition costs, consisting of $850,000 cash and 40,816 shares of the Company's common stock. The purchase agreement provides for contingent additional consideration of a maximum of $900,000 cash if certain profit levels are achieved during the three years following closing. Goodwill of $945,566 is being amortized on a straight-line method over 20 years. This acquisition was accounted for using the purchase method.

     On May 3, 2000, the Company acquired certain assets and operations of AdTrackMedia.com (now known as AdPressMedia.com) from GoldenGoose Software, Inc., an online advertising, marketing and ad-serving software company, for a purchase price of approximately $382,000 including acquisition costs, consisting of $125,000 cash and 133,000 shares of the Company's common stock. In addition, the Company issued stock options to GoldenGoose Software, Inc. to purchase 30,000 shares of the Company's Common Stock at an exercise price of $2.045 per share expiring May 26, 2003. The purchase agreement provides for contingent additional consideration of up to 167,000 shares of the Company's common stock if certain financial performance goals are achieved and if certain stock price goals are achieved. Goodwill of $371,449 is being amortized on a straight-line method over 20 years. This acquisition was accounted for using the purchase method.



                ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

B.   Acquisitions, continued:

     The unaudited pro forma combined historical results, as if all acquisitions had been acquired at the beginning of 1999, are included in the table below:

                                               2000          1999
                                           ------------  ------------
                                                  (unaudited)
Revenue                                    $22,173,594   $30,521,822
Net income                                   2,321,190     1,352,911

Basic and diluted earnings per share       $      0.50   $      0.31

     The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of each of the fiscal periods presented, nor are they necessarily indicative of future consolidated results.

C. Sale of Assets:

     On September 19, 2000, the Company sold certain assets, liabilities, and operations relating to its offline sampling division to Valassis Private Delivery, Inc. for a price of $4,000,000 cash. Assets sold consisted of contracts; furniture, fixtures and equipment; intellectual property rights; and operations. The Company recognized a pretax gain on the sale of $3,613,969.

D.   Retirement Plan:

     On September 1, 1996, the Company established a qualified 401(k) retirement plan covering all employees who have met certain requirements as to age and date of service. The plan allows employees to make contributions by salary reductions. Company contributions are discretionary and are determined annually by the Board of Directors. Company contributions for the years ended December 31, 2000 and 1999 were $12,334 and $11,220, respectively.

E.   Financing:

     The note payable, bank, is a line of credit agreement, providing for borrowings not to exceed $2,500,000, based upon a percentage of eligible accounts receivable. The agreement, which expires June 30, 2001, bears interest payable monthly at one-half percent over the bank's prime rate. The agreement is collateralized by all accounts receivable. There were no borrowings outstanding as of December 31, 2000 or December 31, 1999.








                ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

F.   Common Stock:

     At December 31, 2000, the Company has outstanding warrants aggregating 55,000 shares of Common Stock exercisable at $3.00 per share. These warrants are exercisable through October 31, 2002. The Company has outstanding stock options aggregating 30,000 shares of Common Stock exercisable at $2.045 per share. In 1998, the Company began acquiring shares of its common stock from time to time in the open market or in privately negotiated transactions. The Company purchased 146,050 shares of common stock in 1999 at an aggregate cost of $226,449. The Company is currently authorized to purchase up to an additional 300,000 shares.

G.   Net Income Per Share Calculation:

                                               2000          1999
                                            ----------     ----------
Income (Numerator):
Net income                                  $2,281,991     $1,047,771
                                            ==========     ==========
Shares (Denominator):
 Basic income per share:
  Actual weighted average shares
    outstanding**                            4,633,072      4,335,774
                                            ==========     ==========

 Basic income per share:
  Net income per share                      $      .49     $      .24
                                            ==========     ==========

Shares (Denominator):
 Diluted income per share:
  Actual weighted average shares outstanding 4,633,072      4,335,774
  Net increase in shares upon conversion of
   warrants and options*                        15,014         24,424
                                            ----------     ----------
    Adjusted shares outstanding              4,648,086      4,360,198
                                            ==========     ==========

 Diluted income per share:
  Net income per share                      $      .49     $      .24
                                            ==========     ==========

*Certain shares are not included in the computation for 2000 and 1999 because the exercise prices of the warrants and options exceeds the average market price of the common stock (i.e., they are anti-dilutive).

**Weighted average shares outstanding have been restated to reflect 425,612 common shares issued as a stock dividend during 2000.






                ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

H.   Leases:

     The Company leases certain office facilities, warehouse facilities, and equipment used in its operations. Future minimum rental payments required under operating leases that have initial or remaining terms in excess of one year at December 31, 2000 are as follows:

             Year
             2001                          $ 131,734
             2002                             70,432
             2003                             11,872
             2004                              3,244
                                            ---------
                                           $ 217,282
                                           ==========

     Rental expense for facilities, transportation vehicles and equipment for the years ended December 31, 2000 and 1999 was $393,727 and $318,205, respectively.

I.   Income Taxes:

     Deferred income taxes are recognized for the temporary differences between the tax bases of assets and liabilities and their financial reporting amounts. The income tax provision is the tax payable/recoverable for the period and the change during the period in deferred tax assets and liabilities. Based upon managements evaluation of available evidence relating to the realization of deferred tax assets, the Company has fully reserved deferred tax assets at December 31, 2000 and 1999.

     Income tax expense for the years ended December 31, 2000 and 1999 consists of the following:

                                               Year Ended
                                               December 31,
                                             2000         1999
                                           ---------   ---------
       Federal:
            Current                        $1,003,422      --
            Deferred                      (   519,500)     --

       State:
            Current                            12,991   $  1,404
                                             --------   --------
                                            $ 496,913   $  1,404
                                            =========   ========

     The difference between income tax expense at the U.S. statutory rate and the Company's actual income tax is as follows:




                ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

I.   Income Taxes, continued:

                                               Year Ended
                                               December 31,
                                             2000       1999
                                           ---------  ---------
Income tax at the U.S. statutory rate      $944,827    $356,700
Change in valuation allowance             ( 519,500)  ( 399,000)
Nondeductible goodwill and other             46,985      45,402
Other                                        24,601   (   1,698)
                                           --------    --------
Income tax expense                         $496,913   $   1,404
                                           ========    ========

Major components of the Company's deferred taxes are as follows:

                                               December 31,
                                             2000        1999
                                         ----------  -----------
       Receivable allowance              $  34,000   $  102,000
       Vacation accrual                     26,000       47,000
       Net operating loss carryforward     825,000    1,255,500
       Valuation allowance               ( 885,000)  (1,404,500)
                                         ----------   ---------
                                         $     -     $     -
                                         ==========   =========

    At December 31, 2000, the Company has net operating loss carryforwards of approximately $2,600,000, which are available to reduce future taxable income. These carryforwards expire in 2006 to 2013. The net operating loss carryforwards relate to the operations of National Home Delivery, Inc. prior to the pooling of interest and are subject to certain annual limitations.

J.   Stock Options and Warrants:

     The Company has adopted two stock-based incentive plans, the 1995 Long-Term Incentive Stock Option Plan (the "Incentive Plan") and the Outside Directors and Advisors Stock Option Plan (the "Directors & Advisors Plan"), to encourage stock ownership by employees, officers, directors and certain other agents. The Incentive Plan is administered by the Board of Directors or a committee appointed by the Board of Directors. The Directors and Advisors Plan provides for automatic nondiscretionary option grants. Options granted under the Incentive Plan may be either incentive stock options as defined by the Internal Revenue Code, or nonqualified stock options. All options under the Directors & Advisors Plan are nonqualified options. Options granted under the Directors and Advisors Plan are vested when granted and have a term of 10 years. Options granted under the Incentive Plan have a vesting period of 6 months to 5 years with terms ranging from 5 to 10 years. In connection with these plans, the Company has reserved a total of 575,000 shares of common stock. As of December 31, 2000, options for 182,500 shares were outstanding. During 2000 options were exercised resulting in the issuance of 7,500 shares at a purchase price of $1.04. All options granted to date were granted at not less than the fair market value of the Company's common stock on the date of

                ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

J.  Stock Options and Warrants, continued:

grant. Therefore, no compensation expense has been recognized in 2000 or 1999.

     In 1999, the Company issued warrants for purchase of 55,000 shares of common stock to non-employee individuals. The Company recognized expense in the amount of $10,000 in connection with services rendered by the warrant holders in consideration of the issuance.

     The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plans. If compensation cost for the Company's stock based plans had been determined based on the fair value at the 2000 and 1999 grant dates, consistent with the method prescribed by the Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation", the Company's net income and income per share would have been adjusted to the proforma amounts indicated in the following table:

                                         Year Ended
                                        December 31,
                                      2000          1999
                                   ----------    ----------
          Net Income
            As Reported            $2,281,991   $1,047,771
            Pro Forma              $2,232,541   $1,016,638

          Income Per Share
            As Reported
              Basic                     $0.49        $0.27
              Diluted                   $0.49        $0.27
            Pro Forma
              Basic                     $0.48        $0.26
              Diluted                   $0.48        $0.26

     The fair value of each option and warrant grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for December 31, 2000 and 1999; risk free rate of six percent; no dividend yield for all years; and expected life 5 years. The volatility assumptions were 37 percent and 34 percent for December 31, 2000 and 1999, respectively.

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







                ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

J.  Stock Options and Warrants, continued:

     A summary of the status of the Company's options granted to employees as of December 31, 2000 and 1999 and the changes during the year ended on those dates is presented below:

                          December 31, 2000       December 31, 1999
                         Options    Weighted-    Options    Weighted-
                                       Avg.                    Avg.
                                    Exercise                Exercise
                                      Price                   Price
                        ---------   ---------   ---------   ---------
Outstanding-beginning
of year                  346,700     $2.67       418,946     $2.80

Granted at the money      40,000     $2.19        37,500     $1.50

Exercised                  7,500     $1.04         5,000     $1.11

Forfeited                 30,000     $1.95        13,500     $1.04

Expired                  166,700     $2.58        91,246     $3.11

Outstanding-end of year  182,500     $2.83       346,700     $2.67

Exercisable at end of
year                     169,167     $2.88       212,200     $3.05

Weighted-average fair
value of options granted at
the money during the year  $0.95                   $0.61

Options outstanding as of December 31, 2000 are described below:

                            Outstanding                        Exercisable
                 --------------------------------------- ----------------------
                           Weighted Avg    Weighted Avg           Weighted Avg
Range of Prices  Options  Exercise Price  Remaining Term Options Exercise Price
---------------  -------  --------------  -------------- ------- --------------
$1.04 to $1.39    34,000      $1.11           7 years     34,000     $1.11
$2.05 to $3.75   126,000      $2.95           6 years    112,667     $3.03
$4.00 to $5.19    22,500      $4.77           6 years     22,500     $4.77
--------------   -------      -----         ----------   -------     -----
$1.04 to $5.19   182,500      $2.83           6 years    169,167     $2.88









                ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

J.  Stock Options and Warrants, continued:

     A summary of the status of the Company's warrants granted to non-employees as of December 31, 2000 and 1999 and the changes during the year ended on those dates is presented below:

                           December 31, 2000      December 31, 1999
                         Options    Weighted-    Options    Weighted-
                                       Avg.                    Avg.
                                    Exercise                Exercise
                                      Price                   Price
                        ---------   ---------   ---------   ---------
Outstanding-beginning
of year                  55,000       $3.00      110,000     $6.00

Granted at a premium       --          --         55,000     $3.00

Expired                    --          --        110,000     $6.00

Outstanding-end of year   55,000      $3.00       55,000     $3.00

Exercisable-end of year   55,000      $3.00       55,000     $3.00

Weighted-average fair value
of options granted at a
premium during the year      --                    $1.23


Warrants outstanding as of December 31, 2000 are described below:

                            Outstanding                        Exercisable
                 --------------------------------------- ----------------------
                           Weighted Avg    Weighted Avg           Weighted Avg
Range of Prices  Options  Exercise Price  Remaining Term Options Exercise Price
---------------  -------  --------------  -------------- ------- --------------
     $3.00        55,000      $3.00         1.84 years    55,000     $3.00

K.   Other Income, net:

     Other income, net consists of the following:

                                                 2000             1999
                                              ----------      -----------
         Interest income                     $   80,678       $   67,616
         Interest expense                   (     9,083)     (    26,822)
                                              ----------      -----------
                                             $   71,595       $   40,794
                                              ==========      ===========


Item 8. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

     None.
                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     Incorporated by reference to the Company's definitive proxy materials to be filed with the Commission on or before April 30, 2001.

Item 10.  Executive Compensation

     Incorporated by reference to the Company's definitive proxy materials to be filed with the Commission on or before April 30, 2001.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     Incorporated by reference to the Company's definitive proxy materials to be filed with the Commission on or before April 30, 2001.

Item 12.  Certain Relationships and Related Transactions

     Incorporated by reference to the Company's definitive proxy materials to be filed with the Commission on or before April 30, 2001.

Item 13.  Exhibits and Reports on Form 8-K

Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the last quarter of the fiscal year ended December 31, 2000.
























                                  SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ALTERNATE MARKETING NETWORKS, INC.



Dated: March 29, 2001               By:/s/Phillip D. Miller


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                                                              Dated

/s/Phillip D. Miller                                          March 29, 2001
Phillip D. Miller, Chief Executive Officer
(Principal executive officer) and Chairman of the
Board of Directors


/s/Sandra J. Smith                                            March 29, 2001
Sandra J. Smith, Chief Financial Officer and
Treasurer (Principal accounting and financial officer)


/s/Stan Henry                                                 March 29, 2001
Stan Henry, Director


/s/Thomas Hiatt                                               March 29, 2001
Thomas Hiatt, Director


/s/Louis Sito                                                 March 29, 2001
Louis Sito, Director


/s/John McKeon                                                March 29, 2001
John McKeon, Director











                              INDEX TO EXHIBITS
Index
Number     Description                                                  Page#

2.1        Asset Purchase Agreement with Preferred Customer Delivery, Inc.
           dated January 24, 1996 (3)
2.2        Acquisition Agreement with National Home Delivery, Inc.
           dated March 29, 1996 (4)
3.1        Amended and Restated Articles of Incorporation of
           the Company (1)
3.2        Bylaws of the Company, as amended (1)
4.1        Form of Stock Certificate evidencing Common Stock,
           no par value (1)
4.3        1995 Long-Term Incentive and Stock Option Plan (1)
4.4        1995 Outside Directors and Advisors Stock Option Plan (1)
4.5        Outside Directors Deferred Compensation Plan (1)
4.6        Form of Noteholder Warrant (1)
4.7        Form of Registration Rights Agreement with Noteholders(1)
10.1       Forms of Agreement with Newspaper Affiliates (1)
10.2       Form of Agreement with Magazine Publishers (1)
10.3       Employment Agreement dated July 21, 1995 between the
           Company and Phillip D. Miller (1)
10.4       Addendum to Employment Agreement (7)
10.5       Form of Software License Agreement (1)
10.8       Lease Renewal dated August 8, 1995 for Grand Rapids,
           MI Executive Offices (2)
10.13      Lease for St. Petersburg, FL warehouse sites (2)
10.14      Lease for St. Petersburg, FL warehouse and office space (2)
10.15 Employment Agreement dated January 1, 1999 between the Company and Ruth Ann Carroll (5)
10.16      Line of Credit Agreement with Revolving Business
            Credit Note(8)                                               36
10.17      Times Mirror Stock Purchase Agreement (6)
21.1       List of Subsidiaries of the Company (8)                       35
23         Consent of PricewaterhouseCoopers, LLP (8)                    48
________________________

(1) Incorporated by reference to said exhibit included in Registration Statement on form SB-2, Commission File No. 33-95332C.
(2) Incorporated by reference to said exhibit filed with the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1995.
(3)   Incorporated by reference to Form 8-K/A (dated April 4, 1996)
(4)   Incorporated by reference to Form 8-K (dated April 11, 1996)
(5) Incorporated by reference to said exhibit filed with the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1998.
(6) Incorporated by reference to said exhibit filed with the Registrant's Form 10-QSB for the quarterly period ended September 30, 1999.
(7) Incorporated by reference to said exhibit filed with the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1999.
(8)   Filed herewith.








                                   EXHIBIT 21.1
                            SUBSIDIARIES OF THE COMPANY



     Name of Subsidiary                       State of
                                              Incorporation

     Alternate Postal Direct, Inc.             Michigan

     National Home Delivery, Inc.              Illinois














































                                EXHIBIT 10.16

Line of Credit Agreement

Bank One, Michigan (the "Bank"), whose address is 611 Woodward Avenue, Detroit, Michigan 48226-3947, has approved the credit facilities listed below (collectively, the "Credit Facilities," and, individually, as designated below) to Alternate Marketing Networks, Inc., (the "Borrower"), whose address is One Ionia S.W., Suite 300, Grand Rapids, Michigan 49503-4145, subject to the terms and conditions set forth in this agreement.

1.0     Credit Facilities.

         1.1 Facility A. The Bank has approved a credit facility to the Borrower in the principal sum not to exceed $2,500,000.00 in the aggregate at any one time outstanding ("Facility A"). Credit under Facility A shall be in the form of disbursements evidenced by credits to the Borrower's account and shall be repayable as set forth in a Revolving Business Credit Note executed concurrently (referred to in this agreement both singularly and together with any other promissory notes referenced in this Section 1 as the "Notes"). The proceeds of Facility A shall be used for the following purpose: Working Capital. Facility A shall expire June 30, 2001, unless earlier withdrawn.

         1.2  Facility B (Including Letters of Credit). (Intentionally
Omitted)

         1.3 Facility C (Purchase Money Term Loans and/or Leases). (Intentionally Omitted)

         1.4  Term Loans. (Intentionally Omitted)

2.0     Conditions Precedent.

         2.1 Conditions Precedent to Initial Extension of Credit. Before the first extension of credit under this agreement, whether by disbursement of a loan, issuance of a letter of credit, the funding of a Lease or otherwise, the Borrower shall deliver to the Bank, in form and substance satisfactory to the
Bank:

                A. Loan Documents. The Notes, and if applicable, the Leases, the letter of credit applications, the security agreement, financing statements, mortgage, guaranties, subordination agreements and any other loan documents which the Bank may reasonably require to give effect to the transactions described by this agreement;

                B. Evidence of Due Organization and Good Standing. Evidence satisfactory to the Bank of the due organization and good standing of the Borrower and every other business entity that is a party to this agreement or any other loan document required by this agreement;

                C. Evidence of Authority to Enter into Loan Documents. Evidence satisfactory to the Bank that (i) each party to this agreement and any other loan document required by this agreement is authorized to enter into the transactions described by this agreement and the other loan documents, and
(ii) the person signing on behalf of each party is authorized to do so; and

         2.2 Conditions Precedent to Each Extension of Credit. Before any extension of credit under this agreement, whether by disbursement of a loan, issuance of a letter of credit, the funding of a Lease or otherwise, the following conditions shall have been satisfied:

                A. Representations. The Representations contained in this agreement shall be true on and as of the date of the extension of credit;

                B. No Event of Default. No event of default shall have occurred and be continuing or would result from the extension of credit;

                C. Additional Approvals, Opinions, and Documents. The Bank shall have received such other approvals, opinions and documents as it may reasonably request.

3.0     Borrowing Base/Annual Pay Down.

          3.1 Borrowing Base. Notwithstanding any other provision of this agreement, the aggregate principal amount outstanding at any one time under shall not exceed the lesser of the Borrowing Base or $2,500,000.00. Borrowing Base means:

                A. 70% of the Borrower's trade accounts receivable in which the Bank has a perfected, first priority security interest, excluding accounts more than 90 days past due from the date of invoice, accounts subject to offset or defense, government, bonded, affiliate and foreign accounts, accounts from trade debtors of which more than 50% of the aggregate amount owing from the trade debtor to the Borrower is more than 90 days past due, and accounts otherwise unacceptable to the Bank.

4.0     Fees and Expenses.

          4.1 Out-of-Pocket Expenses. The Borrower shall reimburse the Bank for its out-of-pocket expenses, and reasonable attorney's fees (including the fees of in-house counsel) allocated to the Credit Facilities.

5.0     Security.

          5.1 Payment of the borrowings and all other obligations under the Credit Facilities shall be secured by a first security interest and/or real estate mortgage, as the case may be, covering the following property and all its additions, substitutions, increments, proceeds and products, whether now owned or later acquired ("Collateral"):

                 A. Accounts Receivable. All of the Borrower's accounts, chattel paper, general intangibles, instruments, and documents (as those terms are defined in the Michigan Uniform Commercial Code), rights to refunds of taxes paid at any time to any governmental entity, and any letters of credit and drafts under them given in support of the foregoing, wherever located. The Borrower shall deliver to the Bank executed security agreements and financing statements in form and substance satisfactory to the Bank.

                 B. Inventory. All of the Borrower's inventory, wherever located. The Borrower shall deliver to the Bank executed security agreements and financing statements in form and substance satisfactory to the Bank.

                 C. Equipment. All of the Borrower's equipment, wherever located. The Borrower shall deliver to the Bank executed security agreements and financing statements in form and substance satisfactory to the Bank.

          5.2 No forbearance or extension of time granted any subsequent owner of the Collateral shall release the Borrower from liability.

          5.3 Additional Collateral/Setoff. To further secure payment of the borrowings and all other obligations under the Credit Facilities and all of the Borrower's other liabilities to the Bank, the Borrower grants to the Bank a continuing security interest in: (i) all securities and other property of the Borrower in the custody, possession or control of the Bank (other than property held by the Bank solely in a fiduciary capacity) and (ii) all balances of deposit accounts of the Borrower with the Bank. The Bank shall have the right at any time to apply its own debt or liability to the Borrower, or to any other party liable for payment of the obligations under the Credit Facilities, in whole or partial payment of such obligations or other present or future liabilities, without any requirement of mutual maturity.

          5.4 Cross Lien. Any of the Borrower's other property in which the Bank has a security interest to secure payment of any other debt, whether absolute, contingent, direct or indirect, including the Borrower's guaranties of the debts of others, shall also secure payment of and be part of the Collateral for the Credit Facilities.

6.0 Guaranties. Payment of the Borrower's obligations under the Credit Facilities shall be guaranteed by National Home Delivery, Inc.; Newspaper Marketing Solutions; and Alternate Postal Direct, Inc., by execution of the Bank's form of guaranty agreement. The liability of the guarantors, if more than one, shall be joint and several.

7.0     Subordination.  Reserved.

8.0 Affirmative Covenants. So long as any debt or obligation remains outstanding under the Credit Facilities, the Borrower, and each of its subsidiaries, if any, shall:

          8.1 Insurance. Maintain insurance with financially sound and reputable insurers covering its properties and business against those casualties and contingencies and in the types and amounts as shall be in accordance with sound business and industry practices.

          8.2 Existence. Maintain its existence and business operations as presently in effect in accordance with all applicable laws and regulations, pay its debts and obligations when due under normal terms, and pay on or before their due date, all taxes, assessments, fees and other governmental monetary obligations, except as they may be contested in good faith if they have been properly reflected on its books and, at the Bank's request, adequate funds or security has been pledged to insure payment.

          8.3 Financial Records. Maintain proper books and records of account, in accordance with generally accepted accounting principles where applicable, and consistent with financial statements previously submitted to the Bank. The Bank retains the right to inspect the Collateral and business records related to it at such times and at such intervals as the Bank may reasonably require.

          8.4 Notice. Give prompt notice to the Bank of the occurrence of (i) any Event of Default, and (ii) any other development, financial or otherwise, which would affect the Borrower's business, properties or affairs in a materially adverse manner.

          8.5  Collateral Audits.  Reserved.

          8.6  Management. Reserved.

          8.7 Financial Reports. Furnish to the Bank whatever information, books, and records the Bank may reasonably request, including at a minimum:
(If the Borrower has subsidiaries, all financial statements required will be provided on a consolidated and on a separate basis.)

                 A. Within 45 days after each period, a balance sheet as of the end of that period and statements of income, retained earnings, and cash flows, from the beginning of that fiscal year to the end of that period, certified as correct by one of its authorized agents.

                 B. Within 90 days after, and as of the end of, each of its fiscal years, a detailed including a balance sheet and statements of income, cash flows, and retained earnings, audited by an independent certified public
accountant of  recognized   standing.

                 C. Within 30 days after and as of the end of each calendar month, the following lists, each certified as correct by one of its authorized agents:
                       (1) a list of accounts receivable of Borrower and Guarantors, aged from date of invoice;
                       (2) a list of accounts payable of Borrower and Guarantors, aged from date of receipt;

          8.8 Environmental Certificate. Furnish to the Bank, an Environmental Certificate on the Bank's form on and as of the date of this agreement and thereafter as required by the Environmental Certificate.

9.0     Negative Covenants.

          9.1 Definitions. As used in this agreement, the following terms shall have the following respective meanings:

                A. "Debt Service" means for any period, principal and interest payments either paid or due during that period on all debt of the Borrower.

                B. "EBITDA" means for any period, net income plus to the extent deducted in determining net income, interest expense (including but not limited to imputed interest on capital leases), tax expense, depreciation, and amortization.

                C. "Subordinated Debt" means debt subordinated to the Bank in manner and by agreement satisfactory to the Bank.

                D. "Tangible Net Worth" means total assets less intangible assets, total liabilities, and all sums owing from stockholders, members, or partners, as the case may be, and from officers, managers, and directors. Intangible assets include goodwill, patents, copyrights, mailing lists, catalogs, trademarks, bond discount and underwriting expenses, organization expenses, and all other intangibles.

          9.2 Unless otherwise noted, the financial requirements set forth in this section shall be computed in accordance with generally accepted accounting principles applied on a basis consistent with financial statements previously submitted by the Borrower to the Bank.

          9.3 Without the written consent of the Bank, so long as any debt or obligation remains outstanding under the Credit Facilities, the Borrower shall not: (where appropriate, covenants apply on a consolidated basis).

                 A. Dividends. Acquire or retire any of its shares of capital stock, or declare or pay dividends or make any other distributions upon any of its shares of capital stock or percentage ownership interests, except dividends payable in its capital stock and dividends payable to "Subchapter S" corporation shareholders and distributions payable to LLC members in amounts sufficient to pay the shareholders' or members' income tax obligations related to the Borrower's taxable income.

                 B. Sale of Shares. Issue, sell or otherwise dispose of any shares of its capital stock or other securities, or rights, warrants or options to purchase or acquire any such shares or securities.
                 C. Debt. Incur, or permit to remain outstanding, debt for borrowed money or installment obligations, except debt reflected in the latest financial statement of the Borrower furnished to the Bank prior to execution of this agreement and not to be paid with proceeds of borrowings or leases under the Credit Facilities. For purposes of this covenant, the sale of any accounts receivable shall be deemed the incurring of debt for borrowed money.

                 D. Guaranties. Guarantee or otherwise become or remain secondarily liable on the undertaking of another, except for endorsement of drafts for deposit and collection in the ordinary course of business.

                 E. Liens. Create or permit to exist any lien on any of its property, real or personal, except: existing liens known to the Bank; liens to the Bank; liens incurred in the ordinary course of business securing current nondelinquent liabilities for taxes, worker's compensation, unemployment insurance, social security and pension liabilities; and liens for taxes being contested in good faith.

                 F. Advances and Investments. Purchase or acquire any securities of, or make any loans or advances to, or investments in, any person, firm or corporation, except obligations of the United States Government, open market commercial paper rated one of the top two ratings by a rating agency of recognized standing, or certificates of deposit in insured financial institutions.

                 G. Use of Proceeds. Use, or permit any proceeds of the Credit Facilities to be used, directly or indirectly, for the purpose of "purchasing or carrying any margin stock" within the meaning of Federal Reserve Board Regulation U. At the Bank's request, the Borrower shall furnish to the Bank a completed Federal Reserve Board Form U-1.

10.0 Representations by Borrower. Each Borrower represents that: (a) the execution and delivery of this agreement, the Notes, and the Leases and the performance of the obligations they impose do not violate any law, conflict with any agreement by which the Borrower is bound, or require the consent or approval of any governmental authority or other third party; (b) this agreement, the Notes, and the Leases are valid and binding agreements, enforceable in accordance with their terms; and (c) all balance sheets, profit and loss statements, and other financial statements furnished to the Bank are accurate and fairly reflect the financial condition of the organizations and persons to which they apply on their effective dates, including contingent liabilities of every type, which financial condition has not changed materially and adversely since those dates. Each Borrower, if other than a natural person, further represents that: (a) it is duly organized, existing and in good standing under the laws of the jurisdiction under which it was organized; and (b) the execution and delivery of this agreement, the Notes, and the Leases and the performance of the obligations they impose (i) are within its powers; (ii) have been duly authorized by all necessary action of its governing body; and (iii) do not contravene the terms of its articles of incorporation or organization, its bylaws, or any partnership, operating or other agreement governing its affairs.

11.0   Default/Acceleration.

          11.1 Events of Default/Acceleration. If any of the following events occurs, the Credit Facilities shall terminate and all borrowings and other obligations under them shall be due immediately, without notice, at the Bank's option whether or not the Bank has made demand.

                  A. The Borrower or any guarantor of any of the Credit Facilities, the Notes or the Leases ("Guarantor") fails to pay when due any amount payable under the Credit Facilities or under any agreement or instrument evidencing debt to any creditor;
                  B. The Borrower or any Guarantor (a) fails to observe or perform any other term of this agreement, the Notes, or the Leases; (b) makes any materially incorrect or misleading representation, warranty, or certificate to the Bank; (c) makes any materially incorrect or misleading representation in any financial statement or other information delivered to the Bank; or (d) defaults under the terms of any agreement or instrument relating to any debt for borrowed money (other than borrowings under the Credit Facilities) such that the creditor declares the debt due before its maturity;
                  C. There is a default under the terms of any loan agreement, mortgage, security agreement or any other document executed as part of the Credit Facilities, or any guaranty of the obligations under the Credit Facilities becomes unenforceable in whole or in part, or any Guarantor fails to promptly perform under its guaranty;
                  D. A "reportable event" (as defined in the Employee Retirement Income Security Act of 1974 as amended) occurs that would permit the Pension Benefit Guaranty Corporation to terminate any employee benefit plan of the Borrower or any affiliate of the Borrower;
                  E. The Borrower or any Guarantor becomes insolvent or unable to pay its debts as they become due;
                  F. The Borrower or any Guarantor (a) makes an assignment for the benefit of creditors; (b) consents to the appointment of a custodian, receiver or trustee for it or for a substantial part of its assets; or (c) commences any proceeding under any bankruptcy, reorganization, liquidation or similar laws of any jurisdiction;
                  G. A custodian, receiver or trustee is appointed for the Borrower or any Guarantor or for a substantial part of its assets without its consent and is not removed within 60 days after such appointment;
                  H. Proceedings are commenced against the Borrower or any Guarantor under any bankruptcy, reorganization, liquidation, or similar laws of any jurisdiction, and such proceedings remain undismissed for 60 days after commencement; or the Borrower or Guarantor consents to the commencement of such proceedings;
                  I. Any judgment is entered against the Borrower or any Guarantor, or any attachment, levy or garnishment is issued against any property of the Borrower or any Guarantor;
                  J.  The Borrower or any Guarantor dies;
                  K. The Borrower or any Guarantor, without the Bank's written consent, (a) is dissolved, (b) merges or consolidates with any third party, (c) leases, sells or otherwise conveys a material part of its assets or business outside the ordinary course of business, (d) leases, purchases, or otherwise acquires a material part of the assets of any other corporation or business entity, except in the ordinary course of business, or (e) agrees to do any of the foregoing, (notwithstanding the foregoing, any subsidiary may merge or consolidate with any other subsidiary, or with the Borrower, so long as the Borrower is the survivor);
                  L. The loan-to-value ratio of any pledged securities at any time exceeds N/A%, and such excess continues for five (5) days after notice from the Bank to the Borrower;
                  M. There is a substantial change in the existing or prospective financial condition of the Borrower or any Guarantor which the Bank in good faith determines to be materially adverse; or
                  N.  The Bank in good faith shall deem itself insecure.

        11.2 Remedies. If the borrowings and all other obligations under the Credit Facilities are not paid at maturity, whether by acceleration or otherwise, the Bank shall have all of the rights and remedies provided by any law or agreement. Any requirement of reasonable notice shall be met if the Bank sends the notice to the Borrower at least seven (7) days prior to the date of sale, disposition or other event giving rise to the required notice. The Bank is authorized to cause all or any part of the Collateral to be transferred to or registered in its name or in the name of any other person, firm or corporation, with or without designation of the capacity of such nominee. The Borrower shall be liable for any deficiency remaining after disposition of any Collateral. The Borrower is liable to the Bank for all reasonable costs and expenses of every kind incurred in the making or collection of the Credit Facilities, including, without limitation, reasonable attorney's fees and court costs (whether attributable to the Bank's in-house or outside counsel). These costs and expenses shall include, without limitation, any costs or expenses incurred by the Bank in any bankruptcy, reorganization, insolvency or other similar proceeding.

12.0  Miscellaneous.

         12.1 Notice from one party to another relating to this agreement shall be deemed effective if made in writing (including telecommunications) and delivered to the recipient's address, telex number or fax number set forth under its name below by any of the following means: (a) hand delivery, (b) registered or certified mail, postage prepaid, with return receipt requested,
(c) first class or express mail, postage prepaid, (d) Federal Express or like overnight courier service or (e) fax, telex or other wire transmission with request for assurance of receipt in a manner typical with respect to communication of that type. Notice made in accordance with this section shall be deemed delivered upon receipt if delivered by hand or wire transmission, 3 business days after mailing if mailed by first class, registered or certified mail, or one business day after mailing or deposit with an overnight courier service if delivered by express mail or overnight courier.

         12.2 No delay on the part of the Bank in the exercise of any right or remedy shall operate as a waiver. No single or partial exercise by the Bank of any right or remedy shall preclude any other future exercise of it or the exercise of any other right or remedy. No waiver or indulgence by the Bank of any default shall be effective unless in writing and signed by the Bank, nor shall a waiver on one occasion be construed as a bar to or waiver of that right on any future occasion.

         12.3 This agreement, the Notes, the Leases and any related loan documents embody the entire agreement and understanding between the Borrower and the Bank and supersede all prior agreements and understandings relating to their subject matter. If any one or more of the obligations of the Borrower under this agreement, the Notes or the Leases shall be invalid, illegal or unenforceable in any jurisdiction, the validity, legality and enforceability of the remaining obligations of the Borrower shall not in any way be affected or impaired, and such invalidity, illegality or unenforceability in one jurisdiction shall not affect the validity, legality or enforceability of the obligations of the Borrower under this agreement, the Notes or the Leases in any other jurisdiction.

         12.4 The Borrower, if more than one, shall be jointly and severally liable.

         12.5 This agreement is delivered in the State of Michigan and governed by Michigan law. This agreement is binding on the Borrower and its successors, and shall inure to the benefit of the Bank, its successors and assigns.

         12.6 Section headings are for convenience of reference only and shall not affect the interpretation of this agreement.

13.0 Information Sharing. The Bank may provide, without any limitation whatsoever, any information or knowledge the Bank may have about the undersigned or any matter relating to this agreement and any related documents to BANK ONE CORPORATION, or any of its subsidiaries or affiliates or their successors, or to any one or more purchasers or potential purchasers of this agreement or any related documents, and the undersigned waives any right to privacy the undersigned may have with respect to such matters. The Borrower agrees that the Bank may at any time sell, assign or transfer one or more interests or participations in all or any part of its rights or obligations in this agreement to one or more purchasers whether or not related to the Bank.

14.0 Continued Validity. This agreement embodies the entire agreement and understanding between the Bank and the Borrower and supersedes, amends, replaces and restates all prior agreements and understandings relating to its subject matter, including but not limited to the terms and conditions of the Credit Authorization Agreement dated June 21, 1999, between the Bank and the Borrower.

15.0 Waiver of Jury Trial. The Bank and the Borrower knowingly and voluntarily waive any right either of them have to a trial by jury in any proceeding (whether sounding in contract or tort) which is in any way connected with this or any related agreement, or the relationship established under them. This provision may only be modified in a written instrument executed by the Bank and the Borrower.

Executed by the parties on: July 1, 2000.

Bank One, Michigan                Borrower: Alternate Marketing Networks, Inc.


By:/s/ Michael G. Brady           By: /s/ Sandra J. Smith
  Michael G. Brady, Vice President  Sandra J. Smith, Chief Financial Officer


Address for Notices               Address for Notices

Bank One, Michigan                Alternate Marketing Networks, Inc.
Middle Market (MI2-8852)          One Ionia S.W.
200 Ottawa Avenue N.W.            Suite 300
Grand Rapids, Michigan  49503     Grand Rapids, Michigan  49503-4145

Fax/Telex No. (616) 771-7440      Fax/Telex No. (616) 235-3405












































Revolving Business Credit Note

Due: June 30, 2001                      $2,500,000.00

No. 0251726004                          Date: July 1, 2000

Promise to Pay. On or before June 30, 2001, for value received, Alternate Marketing Networks, Inc., (the "Borrower") promises to pay to Bank One, Michigan (the "Bank"), or order, at any office of the Bank in the State of Michigan, the sum of Two Million Five Hundred Thousand and 00/100 DOLLARS ($2,500,000.00), or such lesser sum as is indicated on Bank records, plus interest computed on the basis of the actual number of days elapsed in a year of 360 days at the rate of:

1/2% per annum above the Prime Rate (the "Note Rate") until maturity whether by acceleration or otherwise and at the rate of 3% per annum above the Note Rate on overdue principal from the date when due until paid. "Prime Rate" means a rate per annum equal to the prime rate of interest announced from time to time by the Bank or its parent (which is not necessarily the lowest rate charged to any customer), changing when and as said prime rate changes.

In no event shall the interest rate exceed the maximum rate allowed by law; any interest payment which would for any reason be deemed unlawful under applicable law shall be applied to principal.

Interest will be computed on the unpaid principal balance from the date of each borrowing.

Until maturity, the Borrower will pay consecutive installments of interest only commencing August 8, 2000.

Late Fee. If any payment is not received by the Bank within fifteen days after its due date, the Bank may assess and the Borrower agrees to pay a late fee equal to the lesser of five percent of the past due amount or $350.00.

Credit Facility. The Bank has authorized a credit facility to the Borrower in a principal amount not to exceed the face amount of this note. The credit facility is in the form of loans made from time to time by the Bank to the Borrower. This note evidences the Borrower's obligation to repay those loans. The aggregate principal amount of debt evidenced by this note shall be the amount reflected from time to time in the records of the Bank but shall not exceed the face amount of this note. Until maturity, the Borrower may borrow, pay down, and reborrow under this note so long as the aggregate principal amount outstanding at any one time does not exceed the face amount of this note.

Credit Agreement. This note evidences a debt under the terms of a Line of Credit Agreement between the Bank and the Borrower dated July 1, 2000, and any amendments (the "Agreement").

Security. To secure the payment of this note and all other present or future liabilities of the Borrower to the Bank, whether several, joint, or joint and several, the Borrower pledges and grants to the Bank a continuing security interest in the following described property and all of its additions, substitutions, increments, proceeds and products, whether now owned or later acquired ("Collateral"):

1. All securities and other property of the Borrower in the custody, possession or control of the Bank (other than property held by the Bank solely in a fiduciary capacity);
2. All property or securities declared or acknowledged to constitute security for any past, present or future liability of the Borrower to the Bank;
3.  All balances of deposit accounts of the Borrower with the Bank;
4. The following additional property: All Corporate Assets of Alternate Marketing Networks, Inc. (the "Borrower"); and National Home Delivery, Inc.; Newspaper Marketing Solutions; and Alternative Postal Direct, Inc. (the "Guarantors"), including, but not limited to, Accounts Receivable, Inventory, Machinery & Equipment, instruments, and general intangibles, as covered under a Continuing Security Agreement.

Bank's Right to Setoff. The Bank shall have the right at any time to apply its own debt or liability to the Borrower or to any other party liable on this note in whole or partial payment of this note or other present or future liabilities, without any requirement of mutual maturity.

Representations by Borrower. Each Borrower represents: (a) that the execution and delivery of this note and the performance of the obligations it imposes do not violate any law, conflict with any agreement by which it is bound, or require the consent or approval of any governmental authority or any third party; (b) that this note is a valid and binding agreement, enforceable according to its terms; and (c) that all balance sheets, profit and loss statements, and other financial statements furnished to the Bank are accurate and fairly reflect the financial condition of the organizations and persons to which they apply on their effective dates, including contingent liabilities of every type, which financial condition has not changed materially and adversely since those dates. Each Borrower, other than a natural person, further represents: (a) that it is duly organized, existing and in good standing pursuant to the laws under which it is organized; and (b) that the execution and delivery of this note and the performance of the obligations it imposes
(i) are within its powers and have been duly authorized by all necessary action of its governing body; and (ii) do not contravene the terms of its articles of incorporation or organization, its by laws, or any partnership, operating or other agreement governing its affairs.

Events of Default/Acceleration. If any of the following events occurs, this note shall be due immediately, without notice, at the Bank's option.

1. The Borrower or any guarantor of this note ("Guarantor") fails to pay when due any amount payable under this note or under any agreement or instrument evidencing debt to any creditor;
2. The Borrower or any Guarantor (a) fails to observe or perform any other term of this note; (b) makes any materially incorrect or misleading representation, warranty, or certificate to the Bank; (c) makes any materially incorrect or misleading representation in any financial statement or other information delivered to the Bank; or (d) defaults under the terms of any agreement or instrument relating to any debt for borrowed money (other than the debt evidenced by this note) such that the creditor declares the debt due before its maturity;
3. There is a default under the terms of any loan agreement, mortgage, security agreement, or any other document executed as part of the loan evidenced by this note, or any guaranty of the loan evidenced by this note becomes unenforceable in whole or in part, or any Guarantor fails to promptly perform under its guaranty;
4. A "reportable event" (as defined in the Employee Retirement Income Security Act of 1974 as amended) occurs that would permit the Pension Benefit Guaranty Corporation to terminate any employee benefit plan of the Borrower or any affiliate of the Borrower;
5. The Borrower or any Guarantor becomes insolvent or unable to pay its debts as they become due;
6. The Borrower or any Guarantor (a) makes an assignment for the benefit of creditors; (b) consents to the appointment of a custodian, receiver, or trustee for itself or for a substantial part of its assets; or (c) commences any proceeding under any bankruptcy, reorganization, liquidation, insolvency or similar laws of any jurisdiction;
7. A custodian, receiver, or trustee is appointed for the Borrower or any Guarantor or for a substantial part of its assets without the consent of the party against which the appointment is made and is not removed within 60 days after such appointment;
8. Proceedings are commenced against the Borrower or any Guarantor under any bankruptcy, reorganization, liquidation, or similar laws of any jurisdiction, and such proceedings remain undismissed for 60 days after commencement; or the Borrower or Guarantor consents to the commencement of such proceedings;
9. Any judgment is entered against the Borrower or any Guarantor, or any attachment, levy, or garnishment is issued against any property of the Borrower or any Guarantor;
10.  The Borrower or any Guarantor dies;
11. The Borrower or any Guarantor, without the Bank's written consent, (a) is dissolved, (b) merges or consolidates with any third party, (c) leases, sells or otherwise conveys a material part of its assets or business outside the ordinary course of business, (d) leases, purchases or otherwise acquires a material part of the assets of any other corporation or business entity except in the ordinary course of business, or (e) agrees to do any of the foregoing (notwithstanding the foregoing, any subsidiary may merge or consolidate with any other subsidiary, or with the Borrower so long as the Borrower is the survivor);
12. The loan-to-value ratio of any pledged securities at any time exceeds N/A%, and such excess continues for five (5) days after notice from the Bank to the Borrower;
13. There is a substantial change in the existing or prospective financial condition of the Borrower or any Guarantor which the Bank in good faith determines to be materially adverse;
14.  The Bank in good faith deems itself insecure.

Remedies. If this note is not paid at maturity, whether by acceleration or otherwise, the Bank shall have all of the rights and remedies provided by any law or agreement. Any requirement of reasonable notice shall be met if the Bank sends the notice to the Borrower at least seven (7) days prior to the date of sale, disposition or other event giving rise to the required notice. The Bank is authorized to cause all or any part of the Collateral to be transferred to or registered in its name or in the name of any other person, firm or corporation, with or without designation of the capacity of such nominee. The Borrower shall be liable for any deficiency remaining after disposition of any Collateral. The Borrower is liable to the Bank for all reasonable costs and expenses of every kind incurred in the making or collection of this note, including, without limitation, reasonable attorneys' fees and court costs. These costs and expenses shall include, without limitation, any costs or expenses incurred by the Bank in any bankruptcy, reorganization, insolvency or other similar proceeding.

Waiver. Each endorser and any other party liable on this note severally waives demand, presentment, notice of dishonor and protest, and consents to any extension or postponement of time of its payment without limit as to the number or period, to any substitution, exchange or release of all or part of the Collateral, to the addition of any party, and to the release or discharge of, or suspension of any rights and remedies against, any person who may be liable for the payment of this note. No delay on the part of the Bank in the exercise of any right or remedy shall operate as a waiver. No single or partial exercise by the Bank of any right or remedy shall preclude any other future exercise of it or the exercise of any other right or remedy. No waiver or indulgence by the Bank of any default shall be effective unless in writing and signed by the Bank, nor shall a waiver on one occasion be construed as a bar to or waiver of that right on any future occasion.

Miscellaneous. The Borrower, if more than one, shall be jointly and severally liable, and the term "Borrower" shall mean any one or more of them. This note shall be binding on the Borrower and its successors, and shall inure to the benefit of the Bank, its successors and assigns. Any reference to the Bank shall include any holder of this note. This note is delivered in the State of Michigan and governed by Michigan law. Section headings are for convenience of reference only and shall not affect the interpretation of this note.

Information Sharing. The Bank may provide, without any limitation whatsoever, any information or knowledge the Bank may have about the undersigned or any matter relating to this note and any related documents to BANK ONE CORPORATION, or any of its subsidiaries or affiliates or their successors, or to any one or more purchasers or potential purchasers of this note or any related documents, and the undersigned waives any right to privacy the undersigned may have with respect to such matters. The Borrower agrees that the Bank may at any time sell, assign or transfer one or more interests or participations in all or any part of its rights or obligations in this note to one or more purchasers whether or not related to the Bank.

Continued Validity. This note embodies the entire agreement and understanding between the Bank and the Borrower and supersedes, amends, replaces and restates all prior agreements and understandings relating to its subject matter, including but not limited to the terms and conditions of the Master Demand Note dated November 26, 1996, from the Borrower to the Bank.

Waiver of Jury Trial. The Bank and the Borrower knowingly and voluntarily waive any right either of them have to a trial by jury in any proceeding (whether sounding in contract or tort) which is in any way connected with this or any related agreement, or the relationship established under them. This provision may only be modified in a written instrument executed by the Bank and the Borrower.

Address:                            Borrower:

One Ionia S.W.                      Alternate Marketing Networks, Inc.
Suite 300
Grand Rapids, Michigan  49503-4145
                                    By: /s/ Sandra J. Smith
                                      Sandra J. Smith, Chief Financial Officer

                         CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (File No. 333-88129) of Alternate Marketing Networks, Inc. of our report dated March 16, 2001 relating to the financial statements, which appear in this Form 10-KSB for the year ended December 31, 2000.

PRICEWATERHOUSECOOPERS, LLP

Grand Rapids, Michigan
March 28, 2001