Form 10QSB
period 2001-03-31
ALTERNATE MARKETING NETWORKS INC
filed 2001-05-14
CIK 949244

United States
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                FORM 10-QSB




[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934


                      Commission File Number 0-26624
                     ALTERNATE MARKETING NETWORKS, INC.
     (Exact name of small business issuer as specified in its charter)

     Michigan                                38-2841197
(State or other jurisdiction of              (IRS Employer
incorporation or organization)               Identification No.)

One Ionia, SW, Suite 520, Grand Rapids, Michigan       49503
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

As of May 5, 2001, 4,591,505 shares of the issuer's common stock were outstanding.

                      This report contains 13 pages.

                     ALTERNATE MARKETING NETWORKS, INC.

                               FORM 10-QSB

                                  INDEX


                                                                        Page
PART I.   Financial Information:                                         No.

          Condensed Consolidated Balance Sheets - March 31, 2001,
           and December 31, 2000. . . . . . . . . . . . . . . . . . . . 3-4

          Condensed Consolidated Statements of Operations - three
           months ended March 31, 2001 and 2000. . . . . . . . . . . . . .5

          Condensed Consolidated Statements of Cash Flows - three
           months ended March 31, 2001 and 2000 . . . . . . . . . . . . . 6

          Notes to Condensed Consolidated Financial Statements. . . . . 7-9

          Management's Discussion and Analysis or Plan
           of Operation. . . . . . . . . . . . . . . . . . . . . . . .10-11

PART II.  Other Information:

          Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .12

          Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . .13


Part I.  Financial Information

             ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES

                    Condensed Consolidated Balance Sheets

                                  ASSETS
                                                March 31,      December 31,
                                                  2001             2000
                                               (unaudited)
                                               ------------    ------------
Current assets:
     Cash and cash equivalents                 $ 3,363,326     $ 3,196,179
     Accounts receivable, trade, less
      allowance of $100,000 at March 31
      and December 31                            2,910,655       3,763,937
     Prepaid expenses and other assets             160,025         155,655
     Refundable federal income tax                  83,000          83,000
                                               ------------    ------------
          Total current assets                   6,517,006       7,198,771

Property and equipment:
     Computer equipment                            263,158         262,371
     Furniture and fixtures                        146,869         146,869
                                               ------------    ------------
                                                   410,027         409,240
     Accumulated depreciation and
      amortization                                (307,612)       (295,368)
                                               ------------    ------------
                                                   102,415         113,872

Computer software, net                              69,020          73,220

Intangible assets, net                           2,117,121       2,154,512
                                               ------------    ------------
                                               $ 8,805,562     $ 9,540,375
                                               ============    ============

                                  Continued


             ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES

                    Condensed Consolidated Balance Sheets


                                 LIABILITIES

                                                March 31,      December 31,
                                                  2001             2000
                                               (unaudited)
                                               ------------    ------------
Current liabilities:
     Accounts payable                          $   852,331      $1,258,353
     Accrued liabilities                           124,241         150,449
     Deferred revenue                               25,750          73,301
                                               ------------    ------------
          Total current liabilities              1,002,322       1,482,103

Commitments and contingencies

                           SHAREHOLDERS' EQUITY

Preferred stock-no par value, 2,000,000
 authorized, no shares issued and outstanding
Common stock-no par value, voting, 14,000,000
 authorized shares; 4,663,505 and 4,689,105
 shares issued and outstanding at March 31, 2001
 and December 31, 2000                          11,788,203      11,822,347
Accumulated losses, through September 30, 1993
 (Note 3)                                       (1,291,039)     (1,291,039)
                                               ------------    ------------
          Total common stock                    10,497,164      10,531,308

Accumulated losses, since October 1, 1993
 (Note 3)                                       (2,693,924)     (2,473,036)
                                               ------------    ------------
          Total shareholders' equity             7,803,240       8,058,272
                                               ------------    ------------
                                               $ 8,805,562     $ 9,540,375
                                               ============    ============

  The accompanying notes are an integral part of the condensed consolidated financial statements.


            ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES

              Condensed Consolidated Statements of Operations

                                                Three months ended
                                                     March 31,
                                           ----------------------------
                                                2001           2000
                                           -------------  -------------
                                                   (unaudited)
Net sales                                    $3,560,097     $5,269,829
Cost of sales                                 2,750,919      3,836,902
                                            ------------   ------------
     Gross profit                               809,178      1,432,927
Selling, general and administrative expenses  1,073,256      1,434,432
                                            ------------   ------------
Loss from operations                        (   264,078)   (     1,505)
Other income (expense), net                      45,596         13,756
                                            ------------   ------------
Income (loss) before income taxes           (   218,482)        12,251
Income tax expense                                2,406          4,997
                                            ------------   ------------
Net income (loss)                           ($  220,888)    $    7,254
                                            ============   ============
Net income (loss) per share:
 Basic                                      ($      .05)    $      .00
                                            ============   ============
 Diluted                                    ($      .05)    $      .00
                                            ============   ============

Weighted average number of shares
 outstanding:
 Basic                                        4,679,018      4,527,076
                                            ============   ============
 Diluted                                      4,679,018      4,586,154
                                            ============   ============

     The accompanying notes are an integral part of the condensed consolidated financial statements.


            ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES

              Condensed Consolidated Statements of Cash Flows

                                                    Three months ended
                                                         March 31,
                                               --------------------------
                                                   2001          2000
                                               ------------  ------------
                                                      (unaudited)

Net cash flows from operating activities       $   202,078   $   801,309
                                               ------------  ------------
Net cash flows used in investing activities    (       787)  (   940,728)
                                               ------------  ------------
Net cash flows used in financing activities    (    34,144)
                                               ------------  ------------
Net increase (decrease) in cash and
 cash equivalents                                  167,147   (   139,419)

Cash and cash equivalents, beginning
 of period                                       3,196,179     1,180,472
                                               ------------  ------------
Cash and cash equivalents, end of
 period                                         $3,363,326   $ 1,041,053
                                               ============  ============

     The accompanying notes are an integral part of the condensed consolidated financial statements.


            ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)

1.   Summary of Significant Accounting Policies:

     The interim financial data is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the results of operations for the interim periods. The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results of operations expected for the year ending December 31, 2001.

    The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's financial statements filed as part of the Company's Form 10-KSB for the fiscal year ended December 31, 2000.
This quarterly report should be read in conjunction with the Form 10-KSB.

     In June 1998, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" which was subsequently amended by SFAS Nos. 137 and 138. SFAS 133, as amended, did not have a material impact on the Company's results of operations, financial position or cash flows, and did not require the recording of a transition adjustment upon adoption in January 2001.

2.   Income Taxes:

     At March 31, 2001, the Company had net operating loss carryforwards of approximately $2,820,000, which are available to reduce future taxable income. Related deferred tax assets are fully reserved for. These carryforwards expire in 2006 to 2013. Net operating loss carryforwards related to the operations of National Home Delivery, Inc. prior to the pooling of interest are subject to certain annual limitations.

             ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
                                 (unaudited)

3.   Net Income (Loss) Per Share Calculations:

     The following tables illustrate the calculations of basic income per share and diluted income per share.

                                                 Three months ended
                                                      March 31,
                                            ---------------------------
                                                 2001           2000
                                            ------------   ------------
Basic Income (Loss) Per Share
   Net income (loss) (Numerator):          ($    220,888)  $      7,254
                                            ============   ============
Shares (Denominator):
   Actual weighted average shares outstanding  4,679,018      4,527,076
                                            ============   ============

Basic income (loss)per share:              ($        .05)  $        .00
                                            ============   ============

Diluted Income (Loss)per share:
   Net income (loss) (Numerator):          ($    220,888)  $      7,254
                                            ============   ============
Shares (Denominator):
   Actual weighted average shares outstanding  4,679,018      4,527,076
   Shares upon conversion of warrants and
      options                                      *             59,078
                                            ------------   ------------
   Adjusted shares outstanding                 4,679,018      4,586,154
                                            ============   ============
Diluted income (loss) per share:           ($        .05)  $        .00
                                            ============   ============

*The incremental shares are not included in the computation as they are anti-dilutive.

**Weighted average shares outstanding for 2000 have been restated to reflect 425,612 common shares issued as a stock dividend during 2000.

4.   Accumulated Losses:

     Accumulated losses, through September 30, 1993, represent the losses and capital of the Company during the period of time it was a subchapter S corporation. All subsequent losses of the combined entities are presented under Accumulated losses, since October 1, 1993.

5.   Common Stock:

     During the three months ended March 31, 2001, the Company repurchased shares of its own common stock in an aggregate amount of 25,600 shares for $34,144.

             ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
                                 (unaudited)

6.   Segment Information:

     The Company evaluates profitability and allocates assets and resources by dividing its business into two operating segments by product areas:

     * Advertising and Marketing - includes sampling, newspaper advertising, and online advertising;

     * Logistics Marketing - includes the delivery and marketing of telephone directories, as well as, tracking, verification and transportation services.

     Management evaluates segment profitability by reviewing gross profits. Substantially all of the Company's revenues are generated in the United States.

     Segment analysis is provided in the tables below.

                                                  Three months ended
                                                        March 31,
                                               ---------------------------
                                                   2001           2000
                                               ------------   ------------
Revenues:
Advertising and marketing                      $ 2,320,996    $ 4,467,693
Logistics marketing                              1,239,101        802,136
                                               -----------    -----------
Total revenues                                 $ 3,560,097   $  5,269,829
                                               ===========    ===========

Gross Profits:
Advertising and marketing                      $   443,726    $ 1,131,436
Logistics marketing                                365,452        301,491
                                               -----------    -----------
Total gross profit                                 809,178      1,432,927

Selling, general & administrative expenses       1,073,256      1,434,432
Other income, net                                   45,596         13,756
                                               -----------    -----------
Income (loss) before income taxes             ($   218,482)   $    12,251
                                               ===========    ===========
Gross Profit Percentages:
Advertising and marketing                           19.1%          25.3%
Logistics marketing                                 29.5%          37.6%
                                               -----------    -----------
Total Gross Profit                                  22.7%          27.2%
                                               ===========    ===========

             ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview and Plan of Operation

     Alternate Marketing Networks is a single-source provider of marketing services, offering a broad range of products and services. Building on its entrepreneurial heritage, the Company has developed and launched several online initiatives that provide complementary products to its current marketing programs. The Company offers comprehensive services in two primary areas: Advertising and Marketing, and Logistics Marketing. The Company serves the newspaper, consumer package goods, telecommunications, automotive, tourism and e-commerce industries with both short-term and long-term contracts.

     * Advertising and Marketing Group. This product group consists of U.S. Suburban Press ("USSPI"), AdPressMedia.com, and ilikesamples.com. Services provided by this group include suburban newspaper advertising, Internet advertising through newspaper and other Web sites, and product sample deliveries to targeted consumers via the Internet.

     * Logistics Marketing Group. This product group consists of Alternate Postal Direct and Total Logistics. Services include telephone directory delivery for regional and national telephone directory companies as well as tracking, verification, and transportation.

Results of Operation

     Net sales: Net sales decreased approximately 32% for the quarter ending March 31, 2001 as compared to last year. This was primarily due to the September 2000 sale of the Company's in-home sampling division. This area of business generated approximately $1.3 million in sales in the previous year's quarter. In addition, increased sales of approximately $437,000 in the Logistics Marketing group were offset by decreased sales of approximately $853,000 from USSPI.

     Gross margin: The gross margin decreased by 4.5%, from 27.2% in the previous year to 22.7% in the current year. This was due to the mix of revenues. The prior year included sales from the in-home sampling division which was a part of the advertising and marketing group gross margin of 25.3%. The gross margin for this group in the current year was 19.1%. The reduction is primarily due to the USSPI business generating lower margins than the in-home sampling division did. In addition, the logistics marketing group produced lower margins during 2001 primarily due to economic factors such as gasoline prices.

     Selling, general and administrative expenses: These expenses decreased approximately 25% over the quarter from the previous year. This was primarily due to the reduction in employee headcount and related expenses associated with the in-home sampling division that was sold in 2000. In addition, the Company continues to closely monitor overhead items and search for potential additional reductions.

     Other income: Interest income for the quarter ending March 31, 2001 was three times the amount in the previous year due to the cash proceeds received from the sale of the in home sampling division.

     Income taxes: Income tax expense currently reflects payments to various state tax agencies.

Liquidity and Capital Resources

     During the first quarter of 2001, the Company recognized an increase in cash of $167,147. During the same quarter of 2000, the Company recognized a decrease in cash of $139,419.

     Cash flows from operations had a positive impact on the cash balance as favorable working capital fluctuations were able to offset the decrease resulting from the net loss for the current year.

     Cash used for additions to property, equipment and software for the three months ended March 31, 2001 and 2000 was approximately $800 and $124,000, respectively. In addition, during the 2001 quarter the Company used cash to repurchase 25,600 shares of common stock for $34,144. During the 2000 quarter, the Company used $816,605 to purchase the assets and operations of Total Logistics, Inc.

     The Company has a $2.5 million bank line of credit which expires June 30, 2001. The Company expects to renew it under the same terms. The Company has no borrowings outstanding as of March 31, 2001. The Company believes that this line of credit along with its current cash balance will be sufficient to fund its current growth plans as well as meet its presently anticipated capital requirements for the foreseeable future.

Outlook for the Future

     Management believes the advertising market experienced a slowdown during the first quarter of 2001, which negatively affected its first quarter results. Based upon preliminary trends in orders during the second quarter, management anticipates that the second quarter will yield better revenue results for both of the Company's operating divisions.

     The Company expects to continue to reduce overhead to better reflect its current operational needs while maintaining strong support for all core business functions and growth objectives.

     In addition, the Company continues to evaluate various strategic options with the assistance of the media investment banker, Veronis Suhler & Associates.

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

PART II.    Other Information:

Item 2(c).  Changes in Securities.

     During the first quarter of 2001, the Company purchased 25,600 shares of its common stock at an aggregate cost of $34,144.

Item 6.     Exhibits and Reports on Form 8-K.

During the period of this report, there were no filings on Form 8-K.


                                SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ALTERNATE MARKETING NETWORKS, INC.


Date: May 11, 2001                       By: /s/Phillip D. Miller
                                            Phillip D. Miller
                                            Chief Executive Officer

                                         By: /s/Sandra J. Smith
                                            Sandra J. Smith
                                            Chief Financial Officer