Form 10QSB
period 2001-06-30
ALTERNATE MARKETING NETWORKS INC
filed 2001-08-14
CIK 949244

United States
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549

                               FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2001

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

As of August 6, 2001, 4,586,005 shares of the issuer's common stock were outstanding.

                     This report contains 15 pages.


             ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES

                               FORM 10-QSB

                                  INDEX


                                                                   Page
PART I.   Financial Information:                                   No.

          Condensed Consolidated Balance Sheets - June 30, 2001,
           and December 31, 2000. . . . . . . . . . . . . . . . . . . 3 & 4

          Condensed Consolidated Statements of Operations - three
           and six months ended June 30, 2001 and 2000 . . . . . . . . . .5

          Condensed Consolidated Statements of Cash Flows - six
           months ended June 30, 2001 and 2000. . . . . . . . . . . . . . 6

          Notes to Condensed Consolidated Financial Statements. . . .7 - 10

          Management's Discussion and Analysis or Plan
           of Operation. . . . . . . . . . . . . . . . . . . . . . .11 - 13

PART II.  Other Information:

          Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . .  14

          Signatures. . . . . . . . . . . . . . . . . . . . . . . . . .  15

Part I.  Financial Information

             ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES

                    Condensed Consolidated Balance Sheets

                                  ASSETS
                                                  June 30,     December 31,
                                                   2001            2000
                                                (unaudited)
                                               ------------     ------------
Current assets:
     Cash and cash equivalents                 $2,856,976      $ 3,196,179
     Accounts receivable, trade, less
      allowance of $100,000 at June 30
      and December 31                           3,474,194        3,763,937
     Prepaid expenses and other assets            151,087          155,655
     Refundable federal income tax                 28,000           83,000
                                               -----------     -----------
          Total current assets                  6,510,257        7,198,771

Property and equipment:
     Computer equipment                           267,041          262,371
     Furniture and fixtures                       147,205          146,869
                                               -----------     -----------
                                                  414,246          409,240

     Accumulated depreciation and
      amortization                               (320,060)        (295,368)
                                               -----------     -----------
                                                   94,186          113,872

Computer software, net                             60,308           73,220

Intangible assets, net                          2,079,730        2,154,512
                                               -----------     -----------
                                               $8,744,481      $ 9,540,375
                                               ===========     ===========

                                  Continued


             ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES

                    Condensed Consolidated Balance Sheets

                                 LIABILITIES

                                                 June 30,      December 31,
                                                   2001            2000
                                                (unaudited)
                                               -----------     -----------
Current liabilities:
     Accounts payable                           $  924,237      $1,258,353
     Accrued liabilities                           233,558         150,449
     Deferred revenue                               22,625          73,301
                                                 ---------       ---------
          Total current liabilities              1,180,420       1,482,103

Commitments and contingencies

                              SHAREHOLDERS' EQUITY

Preferred stock-no par value, 2,000,000
 authorized shares, no shares issued and
 outstanding
Common stock-no par value, voting, 14,000,000
 authorized shares; 4,586,005 and 4,689,105
 shares issued and outstanding at June 30, 2001
 at December 31, 2000                           11,708,282      11,822,347
Accumulated losses, through September 30, 1993
 (Note 3)                                       (1,291,039)     (1,291,039)
                                                 ---------       ---------
          Total common stock                    10,417,243      10,531,308

Accumulated losses, since October 1, 1993
 (Note 3)                                       (2,853,182)     (2,473,036)
                                                 ---------       ---------
          Total shareholders' equity             7,564,061       8,058,272
                                                 ---------       ---------
                                               $ 8,744,481     $ 9,540,375
                                               ===========     ===========

  The accompanying notes are an integral part of the condensed consolidated financial statements.

             ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES

               Condensed Consolidated Statements of Operations

                                 Three months ended       Six months ended
                                       June 30,                June 30,
                              ----------------------  ------------------------
                                 2001        2000        2001        2000
                              ----------  ----------  -----------  -----------
                                   (unaudited)              (unaudited)
Net sales                    $4,202,135  $5,500,686  $ 7,762,232  $10,770,515
Cost of sales                 3,302,604   4,195,527    6,053,523    8,032,429
                              ---------  ----------  -----------  -----------
     Gross profit               899,531   1,305,159    1,708,709    2,738,086
Selling, general and
 administrative expenses      1,092,725   1,733,178    2,165,981    3,167,610
                             ----------  ----------  -----------  -----------
Loss from operations         (  193,194) (  428,019) (   457,272) (   429,524)
Other income (expense), net      34,441       7,355       80,037       21,111
                             ----------  ----------  -----------  -----------
Loss before income taxes     (  158,753) (  420,664) (   377,235) (   408,413)

Income tax expense                  505      17,736        2,911       22,733
                             ----------  ----------  -----------  -----------
Net loss                     ($ 159,258) ($ 438,400) ($  380,146) ( $ 431,146)
                             ==========  ==========   ==========  ===========
Loss per share (Note 4)
Basic:
Net loss                     ($     .03) ($     .09) ($      .08) ($      .09)
                             ==========  ==========  ===========  ===========
Diluted:
Net loss                     ($     .03) ($     .09) ($      .08) ($      .09)
                             ==========  ==========  ===========  ===========
Weighted average number of shares
 outstanding: (Note 4)
  Basic                       4,601,508   4,634,836    4,640,049    4,580,956
                             ==========  ==========  ===========  ===========
  Diluted                     4,601,508   4,634,836    4,640,049    4,580,956
                             ==========  ==========  ===========  ===========

  The accompanying notes are an integral part of the condensed consolidated financial statements.

             ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES

              Condensed Consolidated Statements of Cash Flows

                                                    Six months ended
                                                        June 30,
                                               --------------------------
                                                   2001          2000
                                               ------------  ------------
                                                      (unaudited)

Net cash provided by (used in) operating
 activities                                    ($  220,132)  $    56,672
                                                ----------    ----------
Net cash used in investing activities          (     5,006)  ( 1,155,704)
                                                ----------    ----------
Net cash used in financing
 activities                                    (   114,065)
                                                ----------    ----------
Net decrease in cash and cash
 equivalents                                   (   339,203)  ( 1,099,032)

Cash and cash equivalents, beginning
 of period                                       3,196,179     1,180,472
                                                ----------    ----------
Cash and cash equivalents, end of
 period                                         $2,856,976    $   81,440
                                                ==========    ==========

  The accompanying notes are an integral part of the condensed consolidated financial statements.

             ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)

1.  Summary of Significant Accounting Policies:

     The interim financial data is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the results of operations for the interim periods. The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. The results of operations for the three months and six months ended June 30, 2001 are not necessarily indicative of the results of operations expected for the year ending December 31, 2001.

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

     In July 2001, the FASB issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Intangible Assets." These Standards provide guidance on how our company would account for acquired businesses and related disclosure issues.

     These standards eliminate the "pooling of interest" method for transactions initiated after June 30, 2001, and effective January 1, 2002, eliminate the amortization of goodwill and certain intangible assets. The Standards require annual impairment testing and potential loss recognition for goodwill and non-intangible assets. The change regarding the elimination of goodwill and other intangible amortization will be made prospectively with the adoption of the new standard as of January 1, 2002. Prior period financial results will be not be restated. However, we will also disclose, for comparison purposes, earnings information for prior periods exclusive of comparable amortization expense. The Company currently records approximately $150,000 per year in amortization expense related to goodwill.

           ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
                                 (unaudited)

2.   Income Taxes:

    At June 30, 2001, the Company had net operating loss carryforwards of approximately $2,980,000, which are available to reduce future taxable income. Related deferred tax assets are fully reserved for. These carryforwards expire in 2006 to 2013. Net operating loss carryforwards related to the operations of National Home Delivery, Inc. prior to the pooling of interest and are subject to certain annual limitations.

3.  Net Loss Per Share Calculations:

     The following tables illustrate the calculations of basic income per share and diluted income per share.

                                 Three months ended         Six months ended
                                       June 30,                June 30,
                              ----------------------  ------------------------
                                  2001        2000        2001        2000
                               ----------  ----------  -----------  ----------
Basic Loss Per Share
 Net loss (Numerator):         ($159,258) ($ 438,400)  ($380,146)  ($ 431,146)
                               ==========  ==========  ==========  ===========
Shares (Denominator):
 Actual weighted average
  shares outstanding **        4,601,508   4,634,836   4,640,049    4,580,956
                               ==========  ==========  ==========  ===========

Basic loss per share:         ($     .03) ($     .09) ($     .08)  ($     .09)
                               ==========  ==========  ==========  ===========

Diluted loss per share:
 Net loss (Numerator):        ($ 159,258) ($ 438,400)  ($380,146)  ($ 431,146)
                              ===========  ==========  ==========  ===========
Shares (Denominator):
 Actual weighted average
  shares outstanding **        4,601,508   4,634,836   4,640,049    4,580,956
 Shares upon conversion of
  warrants and options             *           *            *           *
                               ---------  ----------   ----------  -----------
 Adjusted shares outstanding   4,601,508   4,634,836   4,640,049    4,580,956
                              ==========  ==========   ==========  ===========
 Diluted income (loss)
  per share:                  ($     .03)($      .09) ($     .08)  ($     .09)
                              ==========  ==========   ==========  ===========

* The incremental shares are not included in the computation as they are anti-dilutive.

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

5.   Common Stock:

     During the six months ended June 30, 2001, the Company repurchased 103,100 shares of its common stock for an aggregate amount $114,065.

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

     Segment analysis is provided in the tables below.

                                 Three months ended        Six months ended
                                       June 30,                June 30,
                              ----------------------  ------------------------
                                 2001        2000        2001         2000
                              ----------  ----------  -----------  -----------

Revenues:
 Advertising and Marketing    $2,505,984  $3,828,827  $4,826,980  $ 8,296,520
 Logistics Marketing           1,696,151   1,671,859   2,935,252    2,473,995
                              ----------  ----------  ----------   ----------
Total Revenues                $4,202,135  $5,500,686  $7,762,232  $10,770,515
                              ==========  ==========  ==========  ===========

Gross Profits:
 Advertising and Marketing    $  406,006  $  722,878  $  849,732  $ 1,854,314
 Logistics Marketing             493,525     582,281     858,977      883,772
                              ----------  ----------  ----------   ----------
Total Gross Profit               899,531   1,305,159   1,708,709    2,738,086

Selling, general &
 administrative expenses       1,092,725   1,733,178   2,165,981    3,167,610
Other income, net                 34,441       7,355      80,037       21,111
                              ----------  ----------  ----------   ----------
Loss before income taxes     ($  158,753)($  420,664)($  377,235) ($  408,413)
                              ==========  ==========  ==========   ==========

           ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
                                 (unaudited)

6.   Segment Information, continued:

                                 Three months ended        Six months ended
                                       June 30,                June 30,
                              ----------------------  ------------------------
                                 2001        2000        2001         2000
                              ----------  ----------  -----------  -----------

Gross Profit Percentages:
 Advertising and Marketing        16.2%       18.9%       17.6%        22.3%
 Logistics Marketing              29.1%       34.8%       29.2%        35.7%
                              ----------  ----------  ----------   ----------
Total Gross Profit                21.4%       23.7%       22.0%        25.4%
                              ==========  ========== ===========  ===========


             ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview and Plan of Operation

     Alternate Marketing Networks is a single-source provider of marketing services. The Company serves the newspaper, consumer package goods, telecommunications, automotive, tourism and e-commerce industries with both short-term and long-term contracts. The Company offers comprehensive services in two primary areas: Advertising and Marketing, and Logistics Marketing.

     * Advertising and Marketing Group. This product group consists of U.S. Suburban Press ("USSPI") and ilikesamples.com. Services provided by this group include suburban newspaper advertising, Hispanic and college newspaper network advertising, and deliveries of product samples to targeted consumers via the Internet.

     * Logistics Marketing Group. This product group consists of Alternate Postal Direct and Total Logistics. Services include the delivery of telephone directories for regional and national companies, as well as tracking, verification and transportation of other goods.

Results of Operations - Quarter

     Net sales: During the second fiscal quarter ended June 30, 2001, sales were down approximately 24% from the same period the preceding year, due to the September 2000 sale of the Company's in-home sampling division. In-home sampling revenues for the 2000 quarter were approximately $1.3 million. The ongoing business of the Company recognized total sales for the quarter ending June 30, 2001 approximately the same as the same period the previous year.

     Gross margin: The gross profit for this year's quarter was down slightly from the same period the previous year (21.4% for 2001 and 23.7% for 2000). The mix of revenues will cause the gross profit to fluctuate based on gross profit levels of individual product lines. The gross margins generally range from 15% to 40%. During the quarter ended June 30, 2001, the Company incurred a customer penalty resulting from a vendor quality issue which resulted in revenue reduction and a corresponding reduction in gross profit. Had the Company not incurred this penalty, the gross profit would have been approximately 22%.

     Selling, general and administrative expenses: During the quarter ending June 30, 2001, selling, general and administrative expenses decreased approximately 37% over the same period last year. This was primarily due to the reduction in the number of employees and related expenses associated with the Company's in-home sampling division which was sold in September 2000. In addition, the Company continues to closely monitor overhead items and search for potential reductions in fixed overhead. The Company has a variable overhead component relating to the delivery of telephone directories which causes fluctuations in overhead from quarter to quarter as sales from this product line increase or decrease.

     Other income: Interest income for the three months ended June 30, 2001 and 2000 was $34,441 and $6,907, respectively. The increase is due to the cash proceeds received from the sale of the in-home sampling division.

Results of Operations - Six Months

         Net sales: Net sales decreased approximately 28%, or $3.0 million, for the six months ending June 30, 2001 as compared to last year. This was primarily due to the September 2000 sale of the Company's in-home sampling division. This area of business generated approximately $2.6 million in sales for this period in the previous year. In addition, the Advertising and Marketing group had sales of approximately $900,000 less than the previous year due to a soft advertising environment in the first half of 2001. The Logistics Marketing group recognized sales of approximately $500,000 more this year than the previous year due to the acquisitions in 2000 and due to a larger telephone directory contract which was effective in April of 2000.

     Gross margin: For the six month period ending June 30, 2001, the gross margin decreased by 3.4%, from 25.4% in the previous year to 22.0% in the current year. The fluctuation in gross profit was a result of a change in the mix of revenues from individual product lines, whose gross margins generally range from 15% to 40%. The gross margin from the Advertising and Marketing group decreased from 22.3% in 2000 to 17.6% in 2001. This decrease is due to the sale of the in-home sampling division that generated higher margins than the USSPI business. A soft advertising environment in the first half of 2001 also led to the lower margins. The Logistics Marketing group produced lower margins during 2001 primarily due to a quality issue which resulted in penalty payments that reduced gross margins. This issue has been resolved and should not impact future quarters.

     Selling, general and administrative expenses: These expenses decreased approximately 32% over the previous year. This was primarily due to the reduction in employee headcount and related expenses associated with the in-home sampling division that was sold in 2000. In addition, the Company continues to closely monitor overhead items and search for potential additional reductions in fixed overhead.

     Other income: Interest income for the six months ended June 30, 2001 and 2000 was $80,037 and $20,663, respectively. The increase is due to the cash proceeds received from the sale of the in-home sampling division.

     Income taxes: Income tax expense currently reflects payments to various state tax agencies.

Liquidity and Capital Resources

     During the first six months of 2001, the Company recognized a decrease in cash of $339,203. During the same period of 2000, the Company recognized a decrease in cash of $1,099,032.

     Cash used in operating activities was the largest use of cash for the current year six month period. The net loss of $380,146 was partially offset by working capital fluctuations. Operating activities also included noncash adjustments for depreciation and amortization expense of $24,692 and $87,694, respectively. In 2000, operating activities included noncash adjustments for depreciation and amortization expense of $44,843 and $98,968, respectively.

     Cash used for additions to property, equipment and software for the six months ended June 30, 2001 and 2000 was approximately $5,000 and $197,000, respectively. In addition, during the 2001 period the Company used cash to repurchase 103,100 shares of its common stock for $114,065. During the 2000 period, the Company used $960,058 for business acquisitions.

     The Company's credit line was not renewed due to the future costs associated with having the line of credit in place. The Company has not utilized its line of credit over the past 12 months due to the cash available on the Company's balance sheet. The Company has no borrowings outstanding as of June 30, 2001. The Company believes that its current cash balance will be sufficient to fund its current operating plans as well as meet its anticipated capital requirements for the foreseeable future.

Outlook for the Future

     While management believes the slow down in the national advertising markets negatively affected its first and second quarter results, second quarter revenues increased by approximately $640,000 over the first quarter, and management believes there will be continuing improvements in the third quarter. This is due to incremental contracts in new categories for the Advertising and Marketing group and incremental business in the Logistics Marketing group.

     The Company plans to continue to reduce fixed overhead to better reflect its current operational needs while maintaining strong support for all core business functions and growth objectives.

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

PART II.    Other Information:

Item 2(c).  Changes in Securities.

    During the six months ended June 30, 2001, the Company purchased 103,100 shares of its common stock at an aggregate cost of $114,065.

Item 4.     Submission of Matters to a Vote of Security Holders.

     The Company held its annual shareholders meeting on May 17, 2001. Votes were cast for the election of directors as follows:

                                               FOR       WITHHELD
     Phillip D. Miller                      3,190,890     3,520
     Stan Henry                             3,190,890     3,520
     Louis Sito                             3,190,890     3,520
     John McKeon                            3,190,890     3,520
     Thomas Hiatt                           3,190,890     3,520

Votes were cast for the appointment of PricewaterhouseCoopers, LLP, as the Company's certified public accountants for the fiscal year ending December 31, 2000 as follows:

                                                                 BROKER
              FOR               AGAINST        ABSTAIN          NOT VOTED
           3,183,526              2,882          8,002            None

Item 6.     Exhibits and Reports on Form 8-K.

During the period of this report, there were no filings on Form 8-K.


                                   SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ALTERNATE MARKETING NETWORKS, INC.


Date: August 14, 2001                     By: /s/Phillip D. Miller
                                            Phillip D. Miller
                                            Chief Executive Officer
                                          By: /s/Sandra J. Smith
                                            Sandra J. Smith
                                            Chief Financial Officer