Form 10QSB
period 2001-09-30
ALTERNATE MARKETING NETWORKS INC
filed 2001-11-13
CIK 949244

United States
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549

                                 FORM 10-QSB




[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 2001

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

As of November 5, 2001, 4,586,005 shares of the issuer's common stock were outstanding.

                       This report contains 17 pages.


             ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES

                               FORM 10-QSB

                                  INDEX



                                                                        Page
PART I.  Financial Information:                                         No.

         Condensed Consolidated Balance Sheets - September 30, 2001,
          and December 31, 2000 . . . . . . . . . . . . . . . . . . . 3 & 4

         Condensed Consolidated Statements of Operations - three
          and nine months ended September 30, 2001 and 2000 . . . . . . . 5

         Condensed Consolidated Statements of Cash Flows - nine
          months ended September 30, 2001 and 2000  . . . . . . . . . . . 6

         Notes to Condensed Consolidated Financial Statements . . .  7 - 11

         Management's Discussion and Analysis or Plan
          of Operation . . . . . . . . . . . . . . . . . . . . . . .12 - 15

PART II. Other Information:

         Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . 16

         Signatures . . . . . . . . . . . . . . . . . . . . . . . . . .  17


Part I.  Financial Information

             ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES

                    Condensed Consolidated Balance Sheets


                                  ASSETS
                                               September 30,   December 31,
                                                   2001            2000
                                               (unaudited)
                                              ------------    ------------
Current assets:
     Cash and cash equivalents                 $ 2,892,866     $ 3,196,179
     Accounts receivable, trade, less
      allowance of $100,000 at September 30
      and December 31                            3,962,157       3,763,937
     Prepaid expenses and other assets             203,335         155,655
     Refundable federal income tax                  68,032          83,000
                                               -----------     -----------
          Total current assets                   7,126,390       7,198,771

Property and equipment:
     Computer equipment                            271,163         262,371
     Furniture and fixtures                        150,092         146,869
                                               -----------     -----------
                                                   421,255         409,240

     Accumulated depreciation and
      amortization                                (332,831)       (295,368)
                                               -----------     -----------
                                                    88,424         113,872

Computer software, net                              50,898          73,220

Intangible assets, net                           2,042,338       2,154,512
                                               -----------     -----------
                                               $ 9,308,050     $ 9,540,375
                                               ===========     ===========

                                  Continued


             ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES

                    Condensed Consolidated Balance Sheets


                                 LIABILITIES

                                               September 30,   December 31,
                                                   2001            2000
                                               (unaudited)
                                               -----------     -----------
Current liabilities:
     Accounts payable                           $1,530,642      $1,258,353
     Accrued liabilities                           252,459         150,449
     Deferred revenue                               18,750          73,301
                                                 ---------       ---------
          Total current liabilities              1,801,851       1,482,103

Commitments and contingencies



                              SHAREHOLDERS' EQUITY

Preferred stock-no par value, 2,000,000
 authorized shares, no shares issued and
 outstanding
Common stock-no par value, voting, 14,000,000
 authorized shares; 4,586,005 and 4,689,105
 shares issued and outstanding at
 September 30, 2001 and at December 31, 2000,
 respectively                                   11,708,282      11,822,347
Accumulated losses, through September 30, 1993
 (Note 4)                                       (1,291,039)     (1,291,039)
                                                 ---------       ---------
          Total common stock                    10,417,243      10,531,308

Accumulated losses, since October 1, 1993
 (Note 4)                                       (2,911,044)     (2,473,036)
                                                 ---------       ---------
          Total shareholders' equity             7,506,199       8,058,272
                                                 ---------       ---------
                                               $ 9,308,050     $ 9,540,375
                                               ===========     ===========

  The accompanying notes are an integral part of the condensed consolidated financial statements.


             ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES

              Condensed Consolidated Statements of Operations

                                 Three months ended      Nine months ended
                                    September 30,           September 30,
                              ----------------------  ------------------------
                                 2001        2000        2001        2000
                              ----------  ----------  -----------  -----------
                                   (unaudited)              (unaudited)
Net sales                     $4,523,028  $6,367,536  $12,285,260  $17,138,051
Cost of sales                  3,511,996   4,811,351    9,565,519   12,843,780
                              ----------  ----------  -----------  -----------
     Gross profit              1,011,032   1,556,185    2,719,741    4,294,271
Selling, general and
 administrative expenses       1,133,961   1,735,272    3,299,942    4,902,882
Gain on sale of assets                     3,613,521                 3,613,969
                              ----------  ----------  -----------  -----------
Income(loss) from operations  (  122,929)  3,434,434  (   580,210)   3,005,358
Other income(expense), net        25,035         231      105,072       20,894
                              ----------  ----------  -----------  -----------
Income(loss) before income
 taxes                        (   97,894)  3,434,665  (   475,129)   3,026,252
Income tax expense(benefit)   (   40,032)    761,815  (    37,121)     784,548
                              ----------  ----------  -----------  -----------
Net income(loss)              ($  57,862) $2,672,850  ($  438,008) $ 2,241,704
                              ==========  ==========  ===========  ===========
Income per share (Note 3)
Basic:
Net income(loss)              ($     .01) $      .57 ($       .09) $       .49
                              ==========  ==========  ===========  ===========
Diluted:
Net income(loss)              ($     .01) $      .57 ($       .09) $       .48
                              ==========  ==========  ===========  ===========
Weighted average number of shares
 outstanding: (Note 3)
  Basic                        4,593,714   4,681,605    4,621,837    4,614,750
                              ==========  ==========  ===========  ===========
  Diluted                      4,593,714   4,717,000    4,621,837    4,663,023
                              ==========  ==========  ===========  ===========

  The accompanying notes are an integral part of the condensed consolidated financial statements.


             ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES

               Condensed Consolidated Statements of Cash Flows


                                                   Nine months ended
                                                      September 30,
                                               --------------------------
                                                   2001          2000
                                               ------------  ------------
                                                      (unaudited)

Net cash used in operating
 activities                                    ($  177,233)  ($1,687,842)
                                                ----------    ----------
Net cash provided by (used in)
 investing activities                          (    12,015)    2,720,517
                                                ----------    ----------
Net cash used in financing
 activities                                    (   114,065)  (     5,511)
                                                ----------    ----------
Net increase (decrease)in cash and cash
 equivalents                                   (   303,313)    1,027,164

Cash and cash equivalents, beginning
 of period                                       3,196,179     1,180,472
                                                ----------    ----------
Cash and cash equivalents, end of
 period                                         $2,892,866    $2,207,636
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


             ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)

1.  Summary of Significant Accounting Policies:

     The interim financial data is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the results of operations for the interim periods. The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. The results of operations for the three months and nine months ended September 30, 2001 are not necessarily indicative of the results of operations expected for the year ending December 31, 2001.

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

2.   Income Taxes:

    At September 30, 2001, the Company had net operating loss carryforwards of approximately $3,030,000, which are available to reduce future taxable income. Related deferred tax assets are fully reserved for. These carryforwards expire in 2006 to 2013. Net operating loss carryforwards are related to the operations of National Home Delivery, Inc. prior to the pooling of interest and are subject to certain annual limitations.


           ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
                                 (unaudited)

3.  Net Income (Loss) Per Share Calculations:

     The following tables illustrate the calculations of basic income per share and diluted income per share.

                                 Three months ended        Nine months ended
                                    September 30,            September 30,
                              ----------------------  ------------------------
                                  2001        2000        2001        2000
                               ----------  ----------  ----------  -----------
Income (Numerator):
 Net income (loss)            ($   57,862) $2,672,850 ($  438,008) $2,241,704
                               ==========  ==========  ==========  ===========
Shares (Denominator):

 Basic income (loss) per share:

 Actual weighted average
  shares outstanding **         4,593,714  4,681,605    4,621,837   4,614,750
                               ==========  ==========  ==========  ===========

 Basic income (loss) per share:
  Net income (loss) per share  ($     .01)$      .57   ($     .09) $      .49
                               ==========  ==========  ==========  ===========

 Diluted income (loss) per share:

 Actual weighted average
  shares outstanding **         4,593,714  4,681,605    4,621,837   4,614,750
 Shares upon conversion of
  warrants and options              *         35,395        *          48,273
                                ---------  ----------  ----------  -----------
 Adjusted shares outstanding    4,593,714  4,717,000    4,621,837   4,663,023
                               ==========  ==========  ==========  ===========

 Diluted income (loss) per share:
  Net income (loss) per share  ($     .01)$      .57   ($     .09) $      .48
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

5.   Common Stock:

     During the nine months ended September 30, 2001, the Company repurchased 103,100 shares of its common stock for an aggregate amount of $114,065.

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

     Segment analysis is provided in the tables below.

                                 Three months ended       Nine months ended
                                    September 30,            September 30,
                              ----------------------  ------------------------
                                 2001        2000        2001         2000
                              ----------  ----------  -----------  -----------
Revenues:
 Advertising and Marketing    $3,159,201  $3,913,206 $ 7,986,181  $12,209,726
 Logistics Marketing           1,363,827   2,454,330   4,299,079    4,928,325
                              ----------  ----------  ----------   ----------
Total Revenues                $4,523,028  $6,367,536 $12,285,260  $17,138,051
                              ==========  ==========  ==========  ===========
Gross Profits:
 Advertising and Marketing    $  501,947  $  839,529  $1,351,679  $ 2,693,843
 Logistics Marketing             509,085     716,656   1,368,062    1,600,428
                              ----------  ----------  ----------   ----------
Total Gross Profit             1,011,032   1,556,185   2,719,741    4,294,271

Selling, general &
 administrative expenses       1,133,961   1,735,272   3,299,942    4,902,882
Gain on sale of assets                     3,613,521                3,613,969
Other income, net                 25,035         231     105,072       20,894
                              ----------  ----------  ----------   ----------
Income(loss) before income
 taxes                       ($   97,894) $3,434,665 ($  475,129)  $3,026,252
                              ==========  ==========  ==========   ==========


           ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
                                 (unaudited)

6.   Segment Information, continued:

                                 Three months ended       Nine months ended
                                    September 30,            September 30,
                              ----------------------  ------------------------
                                 2001        2000        2001         2000
                              ----------  ----------  -----------  -----------
Gross Profit Percentages:
 Advertising and Marketing        15.9%       21.5%       16.9%        22.1%
 Logistics Marketing              37.3%       29.2%       31.8%        32.5%
                              ----------  ----------  ----------   ----------
Total Gross Profit                22.4%       24.4%       22.1%        25.1%
                              ==========  ========== ===========  ===========

7.    Recent Accounting Pronouncements

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

     In July 2001, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." Both of these Standards provide guidance on how companies account for acquired businesses and related disclosure issues.

     Chief among the provisions of these standards are 1) elimination of the "pooling of interest" method for transactions initiated after June 30, 2001,
2) elimination of amortization of goodwill and "indefinite-lived" intangible assets effective for the Company on January 1, 2002, and 3) annual impairment testing and potential loss recognition for goodwill and non-amortized intangible assets, also effective for the Company on January 1, 2002.

     Regarding the elimination of goodwill and indefinite-lived intangible amortization, this change will be made prospectively upon adoption of the new standard as of January 1, 2002. Prior-period financial results will not be restated. However, earnings information for prior periods will be disclosed, exclusive of comparable amortization expense that is eliminated in post-2001 periods.

     Management is currently assessing the impact of these provisions. However, management believes substantially all of the Company's total after-tax amortization expense will be eliminated under these new guidelines. The impact of this standard on amortization expense is expected to be approximately $150,000 annually.


           ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
                                 (unaudited)

7.    Recent Accounting Pronouncements, continued:

     In October 2001, the FASB issued SFAS No. 144 "Accounting for Impairment or Disposal of Long-lived Assets." This Standard will generally be effective for the company on a prospective basis, beginning January 1, 2002.

     SFAS No. 144 clarifies and revises existing guidance on accounting for impairment of plant, property, and equipment, amortized intangibles, and other long-lived assets not specifically addressed in other accounting literature. Significant changes include 1) establishing criteria beyond those previously specified in existing literature for determining when a long-lived asset is held for sale, and 2) requiring that the depreciable life of a long-lived asset to be abandoned is revised. These provisions could be expected to have the general effect of reducing or delaying recognition of future impairment losses on assets to be disposed, offset by higher depreciation during the remaining holding period. However, management does not expect the adoption of this Standard to have a significant impact on the Company's 2002 financial results. SFAS No. 144 also broadens the presentation of discontinued operations to include a component of an entity (rather than only a segment of a business).


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

     * Advertising and Marketing Group. This product group consists of U.S. Suburban Press ("USSPI") and ilikesamples.com. Services provided by this group include suburban newspaper advertising, Hispanic newspaper advertising, and deliveries of product samples to targeted consumers via the Internet.

     * Logistics Marketing Group. This product group consists of Alternate Postal Direct and Total Logistics. Services include the delivery of telephone directories for regional and national companies, as well as tracking, verification and transportation of other goods.

Results of Operations - Quarter

     Net sales: During the quarter ended September 30, 2001, sales were down approximately 29% from the same period the preceding year, due to the September 2000 sale of the Company's in-home sampling division. In-home sampling revenues for the 2000 quarter were approximately $2 million and were included in the advertising and marketing group. Other sales in the advertising and marketing group increased by approximately $1.2 million over the previous year as sales in the advertising industry have improved over the softness experienced during the first six months of 2001. Sales in the logistics marketing group were down approximately $1.1 million over the previous year due to softness in transportation revenues and the timing of directory delivery revenues.

     Gross margin: The gross profit for the current year's quarter was down slightly from the same period the previous year (22.4% for 2001 and 24.4% for 2000). The mix of revenues will cause the gross profit to fluctuate based on gross profit levels of individual product lines. The gross margins generally range from 15% to 40% for various product lines. In addition, the quarter ending September 30, 2000, had gross profits of 29.1% for sales from in-home sampling revenues which increased the overall 2000 gross margin. Gross margins in the logistics marketing group increased as the Company was able to cut costs due to an increase in the available labor market used to deliver telephone directories.

     Selling, general and administrative expenses: During the quarter ending September 30, 2001, selling, general and administrative expenses decreased approximately 35% over the same period last year. This was primarily due to the reduction in the number of employees and related expenses associated with the Company's in-home sampling division which was sold in September 2000. In addition, the Company continues to closely monitor overhead items and search for potential reductions in fixed overhead. The Company has a variable overhead component relating to the delivery of telephone directories which causes fluctuations in overhead from quarter to quarter as sales from this product line increase or decrease.

     Gain on sale of assets: In September 2000, the Company recognized a pre-tax gain on the sale of assets of the offline sampling division of approximately $3.6 million.

     Other income: Interest income for the three months ended September 30, 2001 and 2000 was $25,035 and $9,314, respectively. The increase is due to the cash proceeds received from the sale of the in-home sampling division.

Results of Operations - Nine Months

         Net sales: Net sales decreased approximately 28%, or $4.9 million, for the nine months ending September 30, 2001 as compared to last year. This was primarily due to the September 2000 sale of the Company's in-home sampling division. This area of business generated approximately $4.6 million in sales for this period in the previous year as part of the advertising and marketing group.

     Gross margin: For the nine month period ending September 30, 2001, the gross margin decreased by 3%, from 25.1% in the previous year to 22.1% in the current year. The fluctuation in gross profit was a result of a change in the mix of revenues from individual product lines, whose gross margins generally range from 15% to 40%. The gross margin from the advertising and marketing group decreased from 22.1% in 2000 to 16.9% in 2001. This decrease is due to the sale of the in-home sampling division that generated higher margins than the USSPI business. A soft advertising environment in the first half of 2001 also led to the lower margins. While the advertising and marketing group was able to increase revenues to make up for the lower levels of the first six months, the margins were lower than the previous year due to the current competitive nature of the industry.

     Selling, general and administrative expenses: These expenses decreased approximately 33% over the previous year. This was primarily due to the reduction in employee headcount and related expenses associated with the in-home sampling division that was sold in 2000. The Company continues to closely monitor overhead items and search for potential additional reductions in fixed overhead, as well as evaluate the most efficient use of its variable overhead items associated with the delivery of telephone directories.

     Gain on sale of assets: In September 2000, the Company recognized a pre-tax gain on the sale of assets of the offline sampling division of approximately $3.6 million.

     Other income: Interest income for the nine months ended September 30, 2001 and 2000 was $105,072 and $29,977, respectively. The increase is due to the cash proceeds received from the sale of the in-home sampling division.

     Income taxes: Income tax expense currently reflects payments to various state tax agencies as well as the overpayment expected from the previous year's federal return.

Liquidity and Capital Resources

     During the first nine months of 2001, the Company had a decrease in cash of $303,313. During the same period of 2000, the Company had an increase in cash of $1,027,164.

     Cash used in operating activities was the largest use of cash for the current year nine month period. The net loss of $438,008 was partially offset by working capital fluctuations. Operating activities also included noncash adjustments for depreciation and amortization expense of $37,463 and $134,496, respectively. In 2000, operating activities included noncash adjustments for depreciation and amortization expense of $69,179 and $153,234, respectively.

     Cash used for additions to property, equipment and software for the nine months ended September 30, 2001 and 2000 was approximately $12,000 and $223,000, respectively. In addition, during the 2001 period the Company used cash to repurchase 103,100 shares of its common stock for $114,065. During the 2000 period, the Company used $960,058 for business acquisitions.

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

Outlook for the Future

     While management believes the slow down in the national advertising markets has negatively affected its year-to-date results, third quarter revenues showed improvements due to incremental contracts in new categories for the Advertising and Marketing group. Management expects this revenue improvement to continue.

     The Company plans to focus on improving margins in the fourth quarter and to continue evaluating various strategic options.

Business combinations

     In July 2001, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." Both of these Standards provide guidance on how companies account for acquired businesses and related disclosure issues.

     Chief among the provisions of these standards are 1) elimination of the "pooling of interest" method for transactions initiated after June 30, 2001,
2) elimination of amortization of goodwill and "indefinite-lived" intangible assets effective for the Company on January 1, 2002, and 3) annual impairment testing and potential loss recognition for goodwill and non-amortized intangible assets, also effective for the Company on January 1, 2002.

     Regarding the elimination of goodwill and indefinite-lived intangible amortization, this change will be made prospectively upon adoption of the new standard as of January 1, 2002. Prior-period financial results will not be restated. However, earnings information for prior periods will be disclosed, exclusive of comparable amortization expense that is eliminated in post-2001 periods.

     Management is currently assessing the impact of these provisions. However, management believes substantially all of the Company's total after-tax amortization expense will be eliminated under these new guidelines. Based on acquisitions completed to date, management expects total after-tax amortization expense in 2002 (before impact of the new Standards) of approximately $150,000.

Accounting for long-lived assets

     In October 2001, the FASB issued SFAS No. 144 "Accounting for Impairment or Disposal of Long-lived Assets." This Standard will generally be effective for the company on a prospective basis, beginning January 1, 2002.

     SFAS No. 144 clarifies and revises existing guidance on accounting for impairment of plant, property, and equipment, amortized intangibles, and other long-lived assets not specifically addressed in other accounting literature. Significant changes include 1) establishing criteria beyond those previously specified in existing literature for determining when a long-lived asset is held for sale, and 2) requiring that the depreciable life of a long-lived asset to be abandoned is revised. These provisions could be expected to have the general effect of reducing or delaying recognition of future impairment losses on assets to be disposed, offset by higher depreciation during the remaining holding period. However, management does not expect the adoption of this Standard to have a significant impact on the Company's 2002 financial results. SFAS No. 144 also broadens the presentation of discontinued operations to include a component of an entity (rather than only a segment of a business).

Forward-looking Statements

     Except for historical information contained herein, the matters set forth in this management's discussion and analysis are forward-looking statements based on current expectations. Actual results may differ materially. These forward-looking statements involve a number of risks and uncertainties including, but not limited to, competition, the timing of receipt of orders, the effectiveness of marketing programs, and the Company's success in developing and capitalizing on strategic alliances.


PART II.    Other Information:

Item 6.     Exhibits and Reports on Form 8-K.

During the period of this report, there were no filings on Form 8-K.


                                   SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ALTERNATE MARKETING NETWORKS, INC.


Date: November 13, 2001                 By: /s/Phillip D. Miller
                                            Phillip D. Miller
                                            Chief Executive Officer
                                        By: /s/Sandra J. Smith
                                            Sandra J. Smith
                                            Chief Financial Officer