Form 10KSB
period 2001-12-31
ALTERNATE MARKETING NETWORKS INC
filed 2002-03-28
CIK 949244

United States
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                           Form 10-KSB


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended:  December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ___________ to ___________

                    Commission file number:  0-26624
                   Alternate Marketing Networks, Inc.
______________________________________________________________________________
               (Name of small business issuer in its charter)

       Michigan                             38-2841197
______________________________________________________________________________
(State or other jurisdiction of           (I.R.S. Employer incorporation or
     organization)                            Identification No.)

     One Ionia S.W., Suite 520, Grand Rapids, Michigan           49503
______________________________________________________________________________
(Address of principal executive offices)                       (Zip Code)

Issuer's telephone number  (616) 235-0698

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

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:  $16,626,151

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $1,044,712, based on 1,450,989 shares held by non-affiliates as of March 4, 2002, and the average of the closing bid and asked prices for said shares in the Nasdaq SmallCap Market as of such date.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,586,005 shares of Common Stock, as of March 4, 2002.


                     DOCUMENTS INCORPORATED BY REFERENCE

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

PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 35

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act . . . . . . . . 35

Item 10. Executive Compensation. . . . . . . . . . . . . . . . . . . . . . 37

Item 11. Security Ownership of Certain Beneficial Owners and Management. . 40

Item 12. Certain Relationships and Related Transactions  . . . . . . . . . 42

Item 13. Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . 42
         Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . . . 42

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 43

Exhibit Index. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 44














                                   PART I

Item 1.  DESCRIPTION OF BUSINESS

OVERVIEW AND DESCRIPTION OF OPERATIONS

   Alternate Marketing Networks is a single-source provider of marketing services. The Company serves the newspaper, consumer packaged goods, telecommunications, automotive, tourism and e-commerce industries with both short-term and long-term contracts. The Company offers comprehensive services in two primary areas: Advertising and Marketing, and Logistics Marketing.

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

PRINCIPAL CUSTOMERS

     During the year ended December 31, 2001 the Company's top five customers accounted for approximately 68% of the Company's revenues for the year. During the year ended December 31, 2000, the Company's top five customers accounted for approximately 41% of the Company's revenues for the year.

STRATEGIC ALLIANCES AND ACQUISITIONS AND DISPOSITIONS

    In the first half of 2000 the Company acquired certain assets and operations of Total Logistics, a logistics planning and transportation brokering company, and of AdPressMedia.com, an on-line advertising and marketing company. Total Logistics is included in the Company's Logistics Marketing Group and AdPressMedia.com is included in the Company's Advertising and Marketing Group.

    In the second half of 2000 the Company sold certain assets, liabilities and operations from its offline (in-home) sampling division to Valassis Private Delivery Inc. The divestiture was undertaken primarily due to significantly lower than expected revenue in the first half of 2000 and the Company's expectation of continued lower revenues due to changes in market environment.

    In the first half of 2001 the Company streamlined operations to reduce overhead and formed alliances with Adtegrity.com and Papel Media Network to support the Company's on-line and Hispanic newspaper initiatives.

    In the second half of 2001 the Company explored strategic options that would allow it to maximize shareholder value, including merger opportunities. On December 12, 2001, the Company also declared a special cash dividend of 50 cents per share payable January 22, 2002 to shareholders of record as of January 15, 2002.



COMPETITION

    The primary competitors for national newspaper advertising in the Company's Advertising and Marketing Group are newspaper representation firms who represent specific newspapers and usually receive a commission plus a retainer from a newspaper. Landon and Associates is an example of this type of representative firm. The Company's Advertising and Marketing Group competes with these types of companies by being resellers of newspaper space so newspaper do not pay a retainer and clients can be assured of receiving the best newspaper rates offered. Basis of competition is determined by services such as targeting and on pricing.

     The primary competitors for distribution of telephone directories in the Company's Logistics Marketing Group include two large national private companies who each have been delivering directories for regional Bell Operating Companies for many years. Product Development Corporation (PDC) is the largest and best example of this group. For transportation services, the company competes with trucking companies. The Company's Logistics Marketing Group competes with these types of competitors by focusing on a more regional basis and integrating a web-based tracking system and an easy to use trucking system with its efficient direct-to-door delivery capabilities. Basis of competition is determined by value added services and on pricing.

EMPLOYEES

     As of December 31, 2001, the Company had 34 full-time employees, including 6 in sales and sales support, 21 in operations, and 7 in general and administrative support. In addition, as of December 31, 2001, the Company had approximately 25 part-time employees in operations, which number varies from month to month. The Company does not foresee any material changes to the current number of employees.

SERVICE MARKS, TRADEMARKS, AND PATENTS

     The Company's Alternate Postal Direct mark has been registered with the U.S. Patent and Trademark Office.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company currently leases its principal executive offices in Grand Rapids, Michigan at a monthly base rent of approximately $1,100 on a month to month basis. In addition, one of the Company's wholly-owned subsidiaries, Alternate Postal Direct, Inc., rents warehouse space in Minneapolis, Minnesota on a month to month basis at a monthly rent of $1,442; warehouse and office space in St.Petersburg, Florida at a monthly base rent of $3,532, pursuant to a lease which expires June 30, 2002; warehouse space in Boston, Massachusetts on a month to month basis at a monthly rent of $1,000; and warehouse space in Boston, Massachusetts on a month to month basis at a monthly rent of $1,250. Another wholly-owned subsidiary, National Home Delivery, Inc. (d/b/a USSPI) rents a sales office in Schaumburg, Illinois, at an aggregate monthly rent of $4,775, pursuant to a lease which expires in December 2002, and, office space in New York City, New York on a month to month basis, at a monthly base rent at $1,650. The Company does not deem any of these leases to be material, since all of these facilities could be replaced with substantially equivalent facilities at similar cost without great difficulty.


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

                                                          Bid Price
                                                       Low        High
         Year ended December 31, 2001:
         First quarter . . . . . . . . . . . . . . .  1 1/16    1 5/8
         Second quarter  . . . . . . . . . . . . . .  0 15/16   1 7/32
         Third quarter . . . . . . . . . . . . . . .  0 29/32   1 3/16
         Fourth quarter  . . . . . . . . . . . . . .  0 19/32   1 9/16

         Year ended December 31, 2000:
         First quarter . . . . . . . . . . . . . . .  2         3 5/16
         Second quarter  . . . . . . . . . . . . . .  0 7/8     3 1/2
         Third quarter   . . . . . . . . . . . . . .  1 5/16    2 1/4
         Fourth quarter  . . . . . . . . . . . . . .  0 1/4     2 1/2

     As of March 4, 2002, the Company's Common Stock was held of record by 47 holders. Registered ownership includes nominees who may hold securities on behalf of multiple beneficial owners. The Company estimates that the number of beneficial owners as of March 4, 2002 is approximately 455.

DIVIDEND POLICY

     The Company paid its first cash dividend on its Common Stock on January 22, 2002. The Company made the decision to allow the shareholders to benefit from the 2000 sale of its offline sampling division. Future dividend policy will be determined by the Company's Board of Directors based upon the Company's earnings, if any, its capital needs and other relevant factors.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

THE YEAR IN REVIEW

    The Company's business in 2001 was significantly changed from its business in 2000 due to the sale of its offline (in-home) sampling division in September 2000. As a result of the divestiture of this division, the Company streamlined its remaining business in 2001, reorganizing into just two divisions, and reduced corporate overhead. In addition, the Company's Chief Financial Officer relocated mid-year to the St. Petersburg, FL office of the Company's subsidiary, Alternate Postal Direct, Inc. to better manage the Company's contracts for the Logistics Marketing Group and increase that subsidiary's gross margins. The Company also entered into marketing alliances with several companies to extend its sales reach. Finally, the Company entered into a process to review strategic options that would enhance shareholder value, including a special cash dividend and merger or other acquisition. The Company's fourth quarter results include charges of approximately $70,000 as a result of this activity.

RESULTS OF OPERATIONS

     Results of operations for the years ended December 31, 2001 and 2000 are as follows:
                                               2001          2000
                                              ------        ------
     Net sales . . . . . . . . . . . . . . $16,626,151   $21,838,653
     Cost of sales . . . . . . . . . . . .  12,837,911    16,594,126
                                           -----------   -----------
     Gross profit. . . . . . . . . . . . .   3,788,240     5,244,527
                                           -----------   -----------
     Selling, general and
      administrative expenses. . . . . . .   4,536,618     6,151,187
     Gain on sale of assets. . . . . . . .                 3,613,969
                                           -----------   -----------
     Operating income (loss). . . . . . .  (   748,378)    2,707,309
                                           -----------   -----------
     Net income (loss). . . . . . . . . .  ($  404,871)  $ 2,281,991
                                           ===========   ===========
     Income (loss) per share:
        Basic  . . . . . . . . . . . . . . (     $0.09)        $0.49
                                           ===========   ===========
        Diluted. . . . . . . . . . . . . . (     $0.09)        $0.49
                                           ===========   ===========
     Weighted average number of shares
      outstanding:
        Basic . . . . . . . . . . . . . . .  4,612,805     4,633,072
        Diluted . . . . . . . . . . . . . .  4,612,805     4,648,086

      The following table sets forth selected consolidated earnings data of the Company expressed as a percentage of sales for the years ended December 31, 2001 and 2000:
                                               2001          2000
                                             --------      --------
     Net sales . . . . . . . . . . . . . .    100.0 %       100.0 %
     Gross profit. . . . . . . . . . . . .     22.8 %        24.0 %
     Operating expenses. . . . . . . . . .     27.3 %        28.2 %
     Operating income (loss) . . . . . . .   (  4.5 %)       12.4 %
     Net income (loss) . . . . . . . . . .   (  2.4 %)       10.4 %
                                             ========      ========

     Net sales: The net sales decrease for 2001 as compared to 2000 was primarily due to the sale in 2000 of the Company's offline sampling division. This revenue stream fluctuated from quarter to quarter and year to year, and management determined that it was best to sell this operation and focus its resources elsewhere. Sales from this area were approximately $4.6 million in 2000. Revenues from USSPI increased approximately $300,000 in 2001 as new customers were added. Transportation services revenues were down approximately $1 million in 2001, reflecting decreased business from packaged goods industry clients.

     Gross profit: The gross profit percentage decreased in 2001 as customers pushed for rate reductions in the Advertising and Marketing Group, and the Company realized significant fluctuations in it direct costs during the year with gas prices and labor costs in the Logistics Marketing Group. By the end of the year, these costs stabilized; however, the pressures to lower advertising rates from customers and increase rates from media continue in the current economic slowdown.

     Selling, general and administrative expenses: These expenses decreased in 2001 primarily due to the elimination of overhead associated with the offline sampling division sold in 2000.

     Gain on the sale of assets: The Company recognized a pretax gain of $3.6 million from the sale of the assets and operations of its offline sampling division to Valassis Private Delivery, Inc. in September 2000.

     Other income: Other income consists of interest income and interest expense. Interest income and interest expense for the year ended December 31, 2001 were $125,847 and $0, respectively. Interest income and interest expense in 2000 were $80,678 and $9,083, respectively. Net interest income is higher in 2001 due to temporary investment of proceeds from the sale of the offline sampling division.

     Income taxes: During 2001, the Company made provisions for a refund of federal income taxes totaling $220,032 and provisions for state income taxes totaling $2,372. For 2000, the Company made provisions for federal income taxes totaling $483,922 and for state income taxes totaling $12,991. The utilization of net operating loss carryforwards in 2000 were subject to certain IRS limitations.

FOURTH QUARTER RESULTS:

     The results of the fourth quarter of 2001 as compared to the same period in 2000 is summarized as follows:
                                           Quarter ending December 31,
                                               2001          2000
                                              ------        ------
     Net sales . . . . . . . . . . . . . . $ 4,340,891    $4,700,602
     Cost of sales . . . . . . . . . . . .   3,272,392     3,750,346
                                           -----------   -----------
     Gross profit. . . . . . . . . . . . .   1,068,499       950,256
     Selling, general and
      administrative expenses. . . . . . .   1,236,676     1,248,305
                                           -----------   -----------
     Operating loss. . . . . . . . . . . .(    168,177)  (   298,409)
                                           -----------   -----------
     Net income . . .  . . . . . . . . . . $    33,137    $   40,287
                                           ===========   ===========
     Income (loss) per share:
        Basic  . . . . . . . . . . . . . .       $0.01         $0.01
                                           ===========   ===========
        Diluted. . . . . . . . . . . . . .       $0.01         $0.01
                                           ===========   ===========
     Weighted average number of shares
      outstanding:
        Basic . . . . . . . . . . . . . . .  4,586,005     4,687,638
        Diluted . . . . . . . . . . . . . .  4,586,005     4,695,947

      The following table sets forth selected consolidated earnings data of the Company expressed as a percentage of sales for the fourth quarters ended December 31, 2001 and 2000:
                                               2001          2000
                                             --------      --------
     Net sales . . . . . . . . . . . . . .    100.0 %       100.0 %
     Gross profit. . . . . . . . . . . . .     24.6 %        20.2 %
     Operating expenses. . . . . . . . . .     28.5 %        26.6 %
     Operating loss . . . . . . . . . . .    (  3.9 %)     (  6.3 %)
     Net income . . . . . . . . . . . . .       1.0 %         1.0 %
                                             ========      ========

       Net sales: The decrease in revenue for the fourth quarter of 2001 as compared to the fourth quarter of 2000 is primarily due to the reduction in transportation services revenue from packaged goods industry clients.

     Selling, general, and administrative expenses: These expenses remained relatively constant as compared to the same quarter of the previous year. The Company continues to closely monitor overhead items which decreased but were offset by approximately $70,000 of expenses associated with the consulting services regarding the special cash dividend and other initiatives to increase shareholder value.

     Other income: Interest income for the fourth quarter of 2001 was $20,775. Interest income for the fourth quarter of 2000 was $50,701. There was no interest expense in either period.

     Income taxes: The effective income tax rate in the fourth quarter of 2000 and 2001 was affected by the utilization of net operating loss carryforwards and changes in certain deferred tax assets, which had been previously fully reserved.

INFLATION

     The Company believes that inflation has not had a material impact on its operations or liquidity to date.

SEASONALITY AND OTHER BUSINESS FLUCTUATIONS

     Although the Company experiences some seasonality in operations corresponding with holiday advertising, such variations are not material to overall results of operations.

     The events from the national economy that impact the Company include employment levels, postal regulations, gasoline prices, and newsprint and coated-paper price increases. An increase in employment levels affects the available pool of contract carriers that make the deliveries for the Company's distribution network. This usually increases the cost of recruitment for the private delivery and newspaper networks, including the Alternate Postal Direct, Inc. subsidiary, and may contribute subtle pressure on negotiated delivery costs.

LIQUIDITY AND CAPITAL RESOURCES

     During 2001 the Company funded its operations with cash from operating activities. The Company has a $1,000,000 bank line of credit at the bank's prime rate for the subsidiary, National Home Delivery, Inc. and a $500,000 line of credit at the bank's prime rate for the subsidiary, Alternate Postal Direct, Inc. Available borrowings are based upon a percentage of eligible accounts receivable. These lines of credit expire May 1, 2003. Cash and equivalents increased by $586,903 to $3,783,082 at December 31, 2001.

SUMMARY OF CASH FLOWS

     Cash flows from operating activities. Cash provided from (used in) operating activities was $740,157 in 2001, compared to ($656,380) in 2000. This change was largely attributable to the gain on the sale of the offline sampling operation in 2000 as compared to the 2001 loss which consisted of income from ongoing operations, as adjusted by working capital fluctuations. Depreciation and amortization expense was $231,529 and $294,948 for 2001 and 2000, respectively.

     Cash flows from investing activities. During 2001, cash used in investing activities was $39,189 consisting of $13,689 used for property and equipment purchases and $25,500 used for software purchases. This compared to cash provided from investing activities in 2000 of $2,669,798. Cash flows from investing activities included net proceeds of $3.9 million from the sale of the offline sampling operation and $960,058 cash paid in the two acquisitions. In addition, the Company paid for the purchase of property and equipment in 2000 in the amount of $140,423, and the development of software in amount of $137,020.

     Cash flows from financing activities. During 2001, the Company used cash to repurchase 103,100 shares of its common stock for $114,065. The Company increased cash in 2000 by $2,289 as a result of financing activities, consisting of $7,800 cash received for the exercise of stock options and principal payments made on capital lease obligations of $5,511. During 2000, the Company borrowed on its line of credit to fund its operating activities and had a high balance of $1,200,000 during the year. There was no balance outstanding at the end of 2000, and there were no borrowings during 2001.

     In December 2001, the Company declared a special cash dividend of 50 cents per share. On January 22, 2002, $2,293,052 was paid out to shareholders of record on January 15, 2002 pursuant to this dividend.

     In addition, the company is obligated to make future minimum rental payments under operating leases that have initial or remaining terms in excess of one year at December 31, 2001 as follows:

             Year
             2002                          $  142,896
             2003                              89,392
             2004                              73,756
             2005                              28,248
                                            ---------
                                           $  334,292

     The Company believes that cash flows from operations, along with its bank lines of credit, will be adequate to fund its operations and meet its presently anticipated capital expenditure requirements for the foreseeable future.



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

     Substantially all of the Company's total after-tax amortization expense relating to goodwill will be eliminated under these new guidelines. The impact of this standard on amortization expense is expected to be approximately $150,000 annually. Management is in the process of performing the transitional impairment testing of goodwill under the provisions of SFAS No. 142. Management has not yet determined the impact of such transitional impairment testing on the carrying value of goodwill.

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

ACCOUNTING POLICIES, ESTIMATES AND JUDGEMENTS

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Assumptions and estimates of future earnings and cash flow are used in the periodic analyses of the recoverabilty of goodwill, deferred tax assets, and property, plant and equipment. Historical experience and trends are used to estimate reserves, including reserves for bad debts. To the extent that future earnings, cash flows and costs and losses are determined to be different from the assumptions and estimates used, adjustments may be required.

OUTLOOK FOR THE FUTURE

     The Company will continue in 2002 to explore options and opportunities to maximize shareholder value. This includes merger opportunities.

     In 2002 the Advertising and Marketing Group, US Suburban Press (USSPI), will expand its newspaper advertiser capabilities by adding proprietary software that will allow it to eliminate the third-party handling of contracts and orders as well as streamline its ad placement process. This expansion should make USSPI more attractive to national advertisers, who prefer to work with a single party. This initiative should also assist in mitigating the negative impact on gross margins resulting from pressure from national advertisers to lower advertising rates while at the same time newspapers seek increases.

     In 2002 the Logistics Marketing Group expects to maintain recent gains in gross margins by controlling direct costs.

     The Company intends to maintain or decrease selling, general and administration expenses.

FORWARD-LOOKING STATEMENTS

     This report contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and information relating to the Company that are based on the beliefs of the management of the Company as well as assumptions made by and information currently available to the management of the Company. For example, the following statements are forward-looking (i) our future product mix and future operating costs, and (ii) other statements that are not based on historical facts, which can be identified by the use of such words as "likely" "will," "suggests," "target," "may," "would," "could," "anticipate," "believe," "estimate," "expect," "intend," "plan," "predict," and similar expressions and their variants. Such statements reflect the judgment of the Company as of the date of this report and they involve many risks and uncertainties. Factors that could cause actual results to differ materially from those predicted in any forward-looking statements include:

* general economic conditions, the pace of spending and the timing of economic recovery in the industries served by the Company;

* the Company's inability to sufficiently anticipate market needs and to develop and implement services and service enhancements that achieve market acceptance;

* higher than anticipated expenses the Company may incur, or the inability to identify expenses which can be eliminated;

* expenses incurred in exploring various means of maximizing shareholder value (which may not result in benefit to shareholders);

* divestitures or business reorganizations that may be required in connection with any third party proposals which the Company may accept as a means of maximizing shareholder value;

* merger or acquisition of the Company, or sale of its assets as a means of maximizing shareholder value.

     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. The Company undertakes no obligations to update forward-looking statements.













































ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS
                                                            Page
      Report of Independent Accountants                     15
      Consolidated Balance Sheets                           16-17
      Consolidated Statements of Operations                 18
      Consolidated Statements of Changes in
          Shareholders' Equity                              19
      Consolidated Statements of Cash Flows                 20-21
      Notes to Consolidated Financial Statements            22-34

















































                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders and Board of Directors of Alternate Marketing Networks, Inc.
and Subsidiaries

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Alternate Marketing Networks, Inc. and Subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/PRICEWATERHOUSECOOPERS LLP

Grand Rapids, Michigan
March 15, 2002




























                ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                           December 31, 2001 and 2000

                                   ASSETS

                                                   2001            2000
                                               ------------    ------------
Current assets:
  Cash and cash equivalents                    $ 3,783,082    $ 3,196,179
  Accounts receivable, trade, less
   allowance of $100,000                         3,063,875       3,763,937
  Prepaid expenses and other assets                160,005         155,655
  Refundable federal income tax                    180,000          83,000
                                               ------------    ------------
          Total current assets                   7,186,962       7,198,771

Property and equipment:
  Computer equipment                               272,637         262,371
  Furniture and fixtures                           150,292         146,869
                                               ------------    ------------
                                                   422,929         409,240
  Accumulated depreciation and
   amortization                                (   345,603)   (    295,368)
                                               ------------    ------------
                                                    77,326         113,872

Computer software, net                              66,991          73,220

Intangible assets, net                           2,004,947       2,154,512
                                               ------------    ------------
                                               $ 9,336,226     $ 9,540,375
                                               ============    ============











                                 Continued








              ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS, CONTINUED

                           December 31, 2001 and 2000

                                   LIABILITIES

                                                   2001            2000
                                               ------------    ------------
Current liabilities:
     Accounts payable                           $ 1,596,613    $ 1,258,353
     Accrued liabilities                            184,652        150,449
     Deferred revenue                                15,625         73,301
     Dividend payable (Note L)                    2,293,052
                                               ------------    ------------
          Total current liabilities               4,089,942      1,482,103


Commitments and contingencies

                              SHAREHOLDERS' EQUITY

Preferred stock-no par value, 2,000,000
 authorized, no shares issued and outstanding
Common stock-no par value, voting, 12,000,000
 authorized shares; 4,586,005 and 4,689,105
 shares issued and outstanding in 2001 and 2000,
 respectively                                    11,708,282     11,822,347
Accumulated losses, through
 September 30, 1993 (Note A)                    ( 1,291,039)  (  1,291,039)
                                               ------------    ------------
          Total common stock                     10,417,243     10,531,308

Accumulated losses, since
 October 1, 1993 (Note A)                       ( 5,170,959)  (  2,473,036)
                                               ------------    ------------
          Total shareholders' equity              5,246,284      8,058,272
                                               ------------    ------------
                                                $ 9,336,226    $ 9,540,375
                                               ============    ============




  The accompanying notes are an integral part of the consolidated financial statements.








              ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

               for the years ended December 31, 2001 and 2000

                                                 2001             2000
                                             -----------      -----------
Net sales                                    $16,626,151      $21,838,653
Cost of sales                                 12,837,911       16,594,126
                                             -----------      -----------
     Gross profit                              3,788,240        5,244,527

Selling, general and
 administrative expenses                       4,536,618        6,151,187
Gain on sale of assets (Note C)                                 3,613,969
                                             -----------      -----------
     Income (loss) from operations          (    748,378)       2,707,309

Other income, net                                125,847           71,595
                                             -----------      -----------
Income (loss) before income taxes           (    622,531)       2,778,904

Income tax expense (benefit)                (    217,660)         496,913
                                             -----------      -----------
Net income (loss)                           ($   404,871)     $ 2,281,991
                                             ===========      ===========

Net income (loss) per share:
  Basic:
   Net income (loss)                        ($      0.09)     $       .49
                                             ===========      ===========
  Diluted:
   Net income (loss)                        ($      0.09)     $       .49
                                             ===========      ===========
Weighted average number of shares
  outstanding:
  Basic                                        4,612,805        4,633,072
                                             ===========      ===========
  Diluted                                      4,612,805        4,648,086
                                             ===========      ===========



  The accompanying notes are an integral part of the consolidated financial statements.









            ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

              for the years ended December 31, 2001 and 2000

                                              Accumulated        Accumulated      Total
                        Common Stock        Losses, through     Losses, since  Shareholders'
                     Shares      Amount    September 30, 1993  October 1, 1993    Equity
                    --------- -----------  ------------------  --------------- -------------
Balances,
 January 1, 2000    4,082,177 $10,393,561      ($1,291,039)      ($3,690,997)   $5,411,525

Common Stock
 options exercised      7,500       7,800                                            7,800

Common Stock
 issued as dividend   425,612   1,064,030                        ( 1,064,030)        ---

Common Stock
 issued               173,816     356,956                                          356,956

Net income                                                         2,281,991     2,281,991
                   ----------- -----------    ------------      ------------   ------------
Balances,
 December 31, 2000  4,689,105 $11,822,347      ($1,291,039)      ($2,473,036)   $8,058,272

Repurchase of
 Common Stock      (  103,100) ( 114,065)                                       (  114,065)

Dividend                                                         ( 2,293,052)   (2,293,052)

Net income                                                       (   404,871)   (  404,871)
                  -----------  -----------     ------------      ------------  ------------
Balances,
 December 31, 2001  4,586,005 $11,708,282      ($1,291,039)      ($5,170,959)   $5,246,284
                   ========== ===========      ============      ============  ============
















  The accompanying notes are an integral part of the consolidated financial statements.









                ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 for the years ended December 31, 2001 and 2000

                                                   2001            2000
                                               ------------    ------------
Cash flows from operating activities:
  Net income (loss)                           ($    404,871)    $ 2,281,991
  Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
  Depreciation                                       50,235          95,436
  Amortization                                      181,294         199,512
  Gain on sale of assets                                       (  3,613,969)
  Bad debt expense                                                  393,672
  Changes in assets and liabilities:
    (Increase) decrease in:
     Accounts receivable                            700,062         335,564
     Prepaid and other current assets          (    101,350)        345,383
    (Decrease) increase in:
     Accounts payable                               338,260    (    107,994)
     Accrued liabilities                             34,203    (    394,934)
     Deferred revenue                          (     57,676)   (    191,041)
                                                ------------    ------------
     Net cash provided by (used in)
      operating activities                          740,157    (    656,380)
                                                ------------    ------------
Cash flows from investing activities:
   Purchases of property and equipment         (     13,689)   (    140,423)
   Proceeds from sale of assets                                   3,907,208
   Purchases of software                       (     25,500)   (    137,020)
   Businesses acquired                                         (    960,058)
   Payments received for notes receivable                                91
                                                ------------    ------------
     Net cash provided by (used in)
      investing activities                     (     39,189)      2,669,798
                                                ------------    ------------
Cash flows from financing activities:
   Stock options exercised                                            7,800
   Repurchase of common stock                  (    114,065)
   Payments on note payable, bank                              (  1,400,000)
   Proceeds from issuance of note
     payable, bank                                                1,400,000
   Principal payments on other notes payable
     and lease obligations                                     (      5,511)
                                                ------------    ------------
     Net cash provided by (used in)
       financing activities                    (    114,065)          2,289
                                                ------------    ------------



                                  Continued


              ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

                 for the years ended December 31, 2001 and 2000

                                                   2001            2000
                                               ------------    ------------
Net increase in cash and cash equivalents           586,903       2,015,707

Cash and cash equivalents, beginning of year      3,196,179       1,180,472
                                               ------------    ------------
Cash and cash equivalents, end of year          $ 3,783,082     $ 3,196,179
                                               ============    ============

Supplemental Disclosure of Cash Flow
 Information:
  Income taxes paid                             $     3,190     $   579,913
                                               ============    ============
  Interest paid                                 $               $     9,083
                                               ============    ============

Supplemental Schedule of Noncash Investing and Financing Activities:

     In February 2000, the Company issued 40,816 shares of Common Stock valued at $100,000 as part of an acquisition of certain assets from Total Logistics, Inc.

     In May 2000, the Company issued 133,000 shares of Common Stock valued at $256,956 as part of an acquisition of certain assets from GoldenGoose Software, Inc.

     In December 2001, the Company declared a special cash dividend of 50 cents per share. On January 22, 2002, $2,293,052 was paid out to shareholders of record on January 15, 2002 pursuant to this dividend.
















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

     During the year ended December 31, 2001 the Company's top five customers accounted for approximately 68% of the Company's revenues for the year. During the year ended December 31, 2000, the Company's top five customers accounted for approximately 41% of the Company's revenues for the year.

Segment Information

   The method which the Company utilizes to evaluate profitability, and allocate assets and resources, is divided into two operating segments by product areas: advertising and marketing has included sampling, newspaper advertising, online advertising; and logistics marketing includes the delivery and marketing of telephone directories, as well as, tracking, verification and transportation services. The Company sold its offline sampling division in September 2000. Management evaluates segment profitability by reviewing gross profits. Substantially all of the Company's revenues are generated in the United States.

     In 2001, the advertising and marketing group had three customers which each accounted for over 10% of the segment revenues. In 2001, the logistics marketing group had two customers which each accounted for over 10% of the segment revenues.






               ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

A.   Summary of Significant Accounting Policies, continued:

     Segment analysis is provided in the tables below.

                                                  2001           2000
                                                 ------         ------

Revenues:
Advertising and marketing                      $10,893,681    $15,133,095
Logistics marketing                              5,732,470      6,705,558
                                               -----------    -----------
Total revenues                                 $16,626,151    $21,838,653
                                               ===========    ===========

Gross Profits:
Advertising and marketing                      $ 1,757,166    $ 3,200,772
Logistics marketing                              2,031,074      2,043,755
                                               -----------    -----------
Total gross profit                               3,788,240      5,244,527

Selling, general & administrative expenses       4,536,618      6,151,187
Gain on sale of assets (Note C)                                 3,613,969
Other income, net                                  125,847         71,595
                                               -----------    -----------
Income (loss) before income taxes             ($   622,531)   $ 2,778,904
                                               ===========    ===========
Gross Profit Percentages:
Advertising and marketing                           16.1%          21.2%
Logistics marketing                                 35.4%          30.5%
                                               -----------    -----------
Total Gross Profit                                  22.8%          24.0%
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

     Depreciation and amortization are computed over the estimated useful lives of the assets using the straight-line and accelerated methods:

                  Computer equipment          3 to 5 years
                  Furniture and fixtures      5 to 7 years

                ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

A.   Summary of Significant Accounting Policies, continued:

Computer Software

     Purchased computer software is recorded at cost. External direct costs of materials and services incurred in developing or obtaining internal-use software are capitalized. The recorded costs of purchased software and the capitalized costs of developed internal use software are amortized over the estimated useful life of the respective assets. At December 31, 2001 and 2000, accumulated amortization was $48,214 and $16,485 respectively.

Intangible Assets

     Intangible assets consist of the excess cost over fair market value of net assets of acquired businesses and have been amortized ratably over 20 years. The realizability of goodwill and other intangibles is evaluated periodically when events or circumstances indicate a possible inability to recover the carrying amount. Triggering events may include a significant change in the industry affecting the current business model or losses related to the specific business unit. Evaluation is based upon undiscounted cash flow projections over the remaining life of the asset. An excess of carrying value over projected undiscounted cash flows would result in recognition of an impairment loss. The amount of the loss would be based on the difference between carrying value and fair value of the asset, as measured by market comparables or discounted cash flows in the absense of comparable market data. The interest rate used in determining discounted cash flows is tha rate which approximates the anticipated rate of return on a like asset with similar risks to the impaired asset.

     At December 31, 2001 and 2000, accumulated amortization was $914,878 and $765,312, respectively.

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

Advertising

     The cost of advertising and marketing programs are charged to operations when incurred. Advertising expense was $111,393 and $138,632 for the years ended December 31, 2001 and 2000, respectively.






               ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

A.   Summary of Significant Accounting Policies, continued:

Financial Instruments

     At December 31, 2001 and 2000, the Company had cash and cash equivalents classified as financial instruments. The market value of these financial instruments, based upon information obtained from banking sources and management estimates, approximated the carrying values reported in the balance sheets.

Income Per Share

     Basic income per share is determined by dividing the net income by the weighted average number of shares of common stock outstanding. Diluted income per share is determined by dividing the net income by the weighted average number of shares of common stock outstanding while giving effect to all dilutive potential common shares. In loss years, diluted earnings per share is determined by dividing the net income by the weighted average number of shares of common stock outstanding without giving effect to all common stock equivalents, as the effect would be anti-dilutive.

Recent Accounting Pronouncements

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

     Substantially all of the Company's total after-tax amortization expense relating to goodwill will be eliminated under these new guidelines. The impact of this standard on amortization expense is expected to be approximately $150,000 annually. Management is in the process of performing the transitional impairment testing of goodwill under the provisions of SFAS No. 142. Management has not yet determined the impact of such transitional impairment testing on the carrying value of goodwill.

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

Recent Accounting Pronouncements, continued

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

B.   Acquisitions:

    On February 18, 2000, the Company acquired certain assets and operations of Total Logistics, Inc., a logistics planning and transportation brokering company, for a purchase price of approximately $950,000 including acquisition costs, consisting of $850,000 cash and 40,816 shares of the Company's common stock. The purchase agreement provides for contingent additional consideration of a maximum of $900,000 cash if certain profit levels are achieved during the three years following closing. Management estimates, based on performance to date, that none of the contingent purchase price is probable of payment in future periods. The contingent consideration is either payable or expires in February 2003 after the completion of the third year of operations. Goodwill of $945,566 is being amortized on a straight-line method over 20 years. This acquisition was accounted for using the purchase method.













               ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

B.   Acquisitions, continued:

     On May 3, 2000, the Company acquired certain assets and operations of AdTrackMedia.com (now known as AdPressMedia.com) from GoldenGoose Software, Inc., an online advertising, marketing and ad-serving software company, for a purchase price of approximately $382,000 including acquisition costs, consisting of $125,000 cash and 133,000 shares of the Company's common stock. In addition, the Company issued stock options to GoldenGoose Software, Inc. to purchase 30,000 shares of the Company's Common Stock at an exercise price of $2.045 per share expiring May 26, 2003. The purchase agreement provides for contingent additional consideration of up to 167,000 shares of the Company's common stock if certain financial performance goals are achieved and if certain stock price goals are achieved. Management estimates, based on performance to date, that none of the contingent purchase price is probable of payment in future periods. The contingent consideration is either payable or expires at the end of fiscal 2002. Goodwill of $371,449 has been amortized on a straight-line method over 20 years. This acquisition was accounted for using the purchase method.

     The results of operations for Total Logistics and AdTrackMedia have been included in the Company's consolidated results from the date of acquisition. The Company used the market price of the stock on the date of acquisition as determined by using the average of the closing bid and ask price of the stock to value the common shares issued in the acquisitions. Recognition of additional purchase price related to contingent amounts may result in the recording of a corresponding amount of goodwill.

     The unaudited pro forma combined historical results, as if all acquisitions had been acquired at the beginning of 2000, are included in the table below:
                                                    2000
                                                ------------
                                                 (unaudited)

Revenue                                          $22,173,594
Net income (loss)                                  2,321,190

Basic and diluted earnings per share             $      0.50

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


               ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

D.   Retirement Plan:

     On September 1, 1996, the Company established a qualified 401(k) retirement plan covering all employees who have met certain requirements as to age and date of service. The plan allows employees to make contributions by salary reductions. Company contributions are discretionary and are determined annually by the Board of Directors. Company contributions for the years ended December 31, 2001 and 2000 were $6,237 and $12,334, respectively.

E.   Financing:

     The Company has a $1,000,000 available bank line of credit for the subsidiary, National Home Delivery, Inc. and a $500,000 available line of credit for the subsidiary, Alternate Postal Direct, Inc. Available borrowings are based upon 65% of eligible accounts receivable, not more than 90 days old. The agreements were executed on March 12, 2002 and expire May 1, 2003, bear interest payable monthly at the bank's prime rate. The agreements are collateralized by all accounts receivable and equipment and are subject to certain restrictive financial covenants relating to working capital and tangible net worth. There were no borrowings outstanding as of December 31, 2001 or December 31, 2000.

F.   Common Stock:

     At December 31, 2001, the Company has outstanding warrants aggregating 55,000 shares of Common Stock exercisable at $3.00 per share. These warrants are exercisable through October 31, 2002. The Company has outstanding stock options aggregating 20,000 shares of Common Stock exercisable at $2.045 per share, issued in conjunction with the acquisition of AdTrackMedia. In 1998, the Company began acquiring shares of its common stock from time to time in the open market or in privately negotiated transactions. The Company purchased 103,100 shares of common stock in 2001 at an aggregate cost of $114,065. The Company is currently authorized to purchase up to 300,000 shares.

G.   Net Income Per Share Calculation:

                                               2001           2000
                                            ----------     ----------
Income (Numerator):
Net income (loss)                          ($ 404,871)     $2,281,991
                                            ==========     ==========
Shares (Denominator):
 Basic income (loss) per share:
  Actual weighted average shares
    outstanding                              4,612,805      4,633,072
                                            ==========     ==========

 Basic income (loss) per share:
  Net income (loss) per share              ($     0.09)    $     0.49
                                            ==========     ==========

               ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

G.   Net Income Per Share Calculation, continued:

Shares (Denominator):
 Diluted income (loss) per share:
  Actual weighted average shares
    outstanding                              4,612,805      4,633,072
  Net increase in shares upon conversion of
   warrants and options*                         **            15,014
                                            ----------     ----------
    Adjusted shares outstanding              4,612,805      4,648,086
                                            ==========     ==========

 Diluted income per share:
  Net income per share                     ($     0.09)    $      .49
                                            ==========     ==========

*Certain shares are not included in the computation for 2001 and 2000 because the exercise prices of the warrants and options exceeds the average market price of the common stock (i.e., they are anti-dilutive).

**Due to the net loss, the common stock equivalents are not included as they would be anti-dilutive.

H.   Leases:

     The Company leases certain office facilities, warehouse facilities, and equipment used in its operations. Future minimum rental payments required under operating leases that have initial or remaining terms in excess of one year at December 31, 2001 are as follows:

             Year
             2002                          $  142,896
             2003                              89,392
             2004                              73,756
             2005                              28,248
                                            ---------
                                           $  334,292

     Rental expense for facilities, transportation vehicles and equipment for the years ended December 31, 2001 and 2000 was $393,657 and $393,727, respectively.












               ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

I.   Income Taxes:

     Deferred income taxes are recognized for the temporary differences between the tax bases of assets and liabilities and their financial reporting amounts. The income tax provision is the tax payable/recoverable for the period and the change during the period in deferred tax assets and liabilities. Based upon managements evaluation of available evidence relating to the realization of deferred tax assets, the Company has fully reserved deferred tax assets at December 31, 2001 and 2000.

     Income tax expense (benefit) for the years ended December 31, 2001 and 2000 consists of the following:

                                               Year Ended
                                               December 31,
                                             2001          2000
                                           ---------    ---------
       Federal:
            Current                        ($220,032)   $1,003,422
            Deferred                                  (   519,500)

       State:
            Current                            2,372       12,991
                                             --------   ---------
                                           ($217,660)  $  496,913
                                            =========   =========

     The difference between income tax expense (benefit)at the U.S. statutory rate and the Company's actual income tax expense (benefit) is as follows:

                                               Year Ended
                                               December 31,
                                             2001       2000
                                           ---------  ---------
Income tax at the U.S. statutory rate      ($211,660)  $944,827
Change in valuation allowance                         ( 519,500)
Nondeductible goodwill and other              31,485     46,985
Other                                      (  37,485)    24,601
                                           ---------   --------
Income tax expense (benefit)               ($217,660)  $496,913
                                           =========   ========









               ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

I.   Income Taxes, continued:

Major components of the Company's deferred taxes are as follows:

                                               December 31,
                                             2001        2000
                                         ----------  -----------
       Receivable allowance              $  34,000   $   34,000
       Vacation accrual                     27,000       26,000
       Net operating loss carryforward     825,000      825,000
       Property and equipment               14,000    (   3,000)
       Valuation allowance                (900,000)   ( 882,000)
                                         ----------   ---------
                                         $     -     $     -
                                         ==========   =========

    At December 31, 2001, the Company has net operating loss carryforwards of approximately $ 2,400,000, which are available to reduce future taxable income. These carryforwards expire in 2006 to 2013. The net operating loss carryforwards relate to the operations of National Home Delivery, Inc. prior to the pooling of interest and are subject to certain annual limitations.

J.   Stock Options and Warrants:

     The Company has adopted two stock-based incentive plans, the 1995 Long-Term Incentive Stock Option Plan (the "Incentive Plan") and the Outside Directors and Advisors Stock Option Plan (the "Directors & Advisors Plan"), to encourage stock ownership by employees, officers, directors and certain other agents. The Incentive Plan is administered by the Board of Directors or a committee appointed by the Board of Directors. The Directors and Advisors Plan provides for automatic nondiscretionary option grants. Options granted under the Incentive Plan may be either incentive stock options as defined by the Internal Revenue Code, or nonqualified stock options. All options under the Directors & Advisors Plan are nonqualified options. Options granted under the Directors and Advisors Plan are vested when granted and have a term of 10 years. Options granted under the Incentive Plan have a vesting period of 6 months to 5 years with terms ranging from 5 to 10 years. In connection with these plans, the Company has reserved a total of 575,000 shares of common stock. As of December 31, 2001, options for 191,300 shares were outstanding.














               ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

J.   Stock Options and Warrants, continued:

     During 2000 options were exercised resulting in the issuance of 7,500 shares at a purchase price of $1.04. All options granted to date were granted at not less than the fair market value of the Company's common stock on the date of grant. Therefore, no compensation expense has been recognized in 2001 or 2000.

     The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plans. If compensation cost for the Company's stock based plans had been determined based on the fair value at the 2001 and 2000 grant dates, consistent with the method prescribed by the Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation", the Company's net income and income per share would have been adjusted to the proforma amounts indicated in the following table:

                                         Year Ended
                                        December 31,
                                      2001          2000
                                   ----------    ----------
          Net Income
            As Reported            ($404,871)   $2,281,991
            Pro Forma              ($415,990)   $2,232,541

          Income Per Share
            As Reported
              Basic                   ($0.09)        $0.49
              Diluted                 ($0.09)        $0.49
            Pro Forma
              Basic                   ($0.09)        $0.48
              Diluted                 ($0.09)        $0.48

     The fair value of each option and warrant grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for December 31, 2001 and 2000; risk free rate of five percent for 2001 and six percent for 2000; no dividend yield for all years; and expected life 5 years. The volatility assumptions were 28 percent and 37 percent for December 31, 2001 and 2000, respectively.

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








               ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

J.  Stock Options and Warrants, continued:

     A summary of the status of the Company's options granted to employees as of December 31, 2001 and 2000 and the changes during the year ended on those dates is presented below:

                          December 31, 2001       December 31, 2000
                         Options    Weighted-    Options    Weighted-
                                       Avg.                    Avg.
                                    Exercise                Exercise
                                      Price                   Price
                        ---------   ---------   ---------   ---------
Outstanding-beginning
of year                  182,500     $2.83       346,700     $2.67

Granted at the money      10,000     $1.13        40,000     $2.19

Exercised                   --         --          7,500     $1.04

Forfeited                   --         --         30,000     $1.95

Expired                    1,200     $1.39       166,700     $2.58

Outstanding-end of year  191,300     $2.75       182,500     $2.83

Exercisable at end of
year                     186,300     $2.77       169,167     $2.88

Weighted-average fair
value of options granted at
the money during the year  $0.39                   $0.95

Options outstanding as of December 31, 2001 are described below:

                            Outstanding                        Exercisable
                 --------------------------------------- ----------------------
                           Weighted Avg    Weighted Avg           Weighted Avg
Range of Prices  Options  Exercise Price  Remaining Term Options Exercise Price
---------------  -------  --------------  -------------- ------- --------------
$1.04 to $1.39    43,000      $1.12           7 years     43,000     $1.12
$2.05 to $3.75   125,800      $2.95           6 years    120,800     $2.98
$4.00 to $5.19    22,500      $4.77           6 years     22,500     $4.77
--------------   -------      -----         ----------   -------     -----
$1.04 to $5.19   191,300      $2.75           6 years    186,300     $2.77








               ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

J.  Stock Options and Warrants, continued:

     A summary of the status of the Company's warrants granted to non-employees as of December 31, 2001 and 2000 and the changes during the year ended on those dates is presented below:

                           December 31, 2001      December 31, 2000
                         Options    Weighted-    Options    Weighted-
                                       Avg.                    Avg.
                                    Exercise                Exercise
                                      Price                   Price
                        ---------   ---------   ---------   ---------
Outstanding-beginning
of year                    55,000      $3.00       55,000      $3.00

Granted at a premium         --          --          --          --

Expired                      --          --          --          --

Outstanding-end of year    55,000      $3.00       55,000     $3.00

Exercisable-end of year    55,000      $3.00       55,000     $3.00

Weighted-average fair value
of options granted at a
premium during the year        -                     --

Warrants outstanding as of December 31, 2001 are described below:

                            Outstanding                        Exercisable
                 --------------------------------------- ----------------------
                           Weighted Avg    Weighted Avg           Weighted Avg
Range of Prices  Options  Exercise Price  Remaining Term Options Exercise Price
---------------  -------  --------------  -------------- ------- --------------
     $3.00        55,000      $3.00         .84 years    55,000     $3.00

K.   Other Income, net:

     Other income, net consists of the following:

                                                 2001             2000
                                              ----------      -----------
         Interest income                     $  125,847       $   80,678
         Interest expense                                    (     9,083)
                                              ----------      -----------
                                             $  125,847       $   71,595
                                              ==========      ===========

L.   Dividend Payable:

     On December 12, 2001, the Company declared a special cash dividend of 50 cents per share. On January 22, 2002, $2,293,052 was paid out to shareholders of record on January 15, 2002 pursuant to this dividend.


Item 8. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

     None.
                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

     As of 3/4/02, the following persons are officers and directors of the Company. All of them, with the exception of Brad Moore, served in the capacity noted during the entire fiscal year ended December 31, 2001.

     Name                      Age        Position(s) Held with Company
     Phillip D. Miller          50        Chief Executive Officer and Chairman
     Thomas Hiatt               54        Director
     Louis Sito                 57        Director
     John McKeon *              49        Director
     Stan Henry                 63        Director
     Brad Moore *               28        Director
     Sandra J. Smith            43        Secretary, Treasurer, and Chief
                                          Financial Officer
     Frank O'Connell            59        Vice President

     * John McKeon resigned from the Board on January 11, 2002 and Brad Moore was elected to fill the vacancy.

     Phillip D. Miller. Mr. Miller is the founder of the Company and has served as its Chief Executive Officer and as a member of the Board of Directors since inception in 1988. In addition, from inception through December 31, 1998, Mr. Miller served as the Company's President. Mr. Miller resigned as President effective with the appointment of Ruth Ann Carroll to this office on January 1, 1999. Mr. Miller has 25 years experience as an entrepreneur, primarily in the private delivery industry, where he is recognized as a leader and spokesperson. In the course of his career, Mr. Miller has founded and either merged or sold five companies, including Promotional Media Management, American Field Marketing, and Discovery BIDCO (a financial institution in the State of Michigan). Mr. Miller holds an associate degree in business from Grand Rapids Junior College.

    Thomas Hiatt. Mr. Hiatt has been a director of the Company since January 12, 1998. Mr. Hiatt is a general partner of Middlewest Management Co., LP, which serves as the general partner of Middlewest Ventures II, LP, a venture capital fund. He is also a managing director of MWV Capital Partners, a private equity fund. Mr. Hiatt currently serves as a director of several companies, including PackageNet, Inc., PowerWay, Inc. and Stratis Corporation.

     Louis Sito. Mr. Sito has been a director of the Company since November 18, 1999. Mr. Sito is senior vice president of sales, responsible for advertising, circulation and distribution for Newsday, Inc. He is also the president and chief executive officer of DSA Community Publishing, LLC, a wholly owned subsidiary of Newsday, Inc. (which is a wholly owned subsidiary of Tribune.)

     John McKeon. Mr. McKeon has been a director of the Company since November 18, 1999 through the date of his resignation, January 11, 2002. Mr. McKeon is senior vice president of advertising at the Los Angeles Times, a wholly owned subsidiary of Tribune. Mr. McKeon is also a director for the Los Angeles Sports Council.

     Stan Henry. Mr. Henry has been a director of the Company since its inception in 1988. Mr. Henry served as the president of This Week Newspapers, Inc. ("This Week"), which publishes a chain of 71 weekly newspapers with circulation of more than one million on Long Island, New York until 1997, when it was sold to Newsday. In 1970, Mr. Henry founded Alternate Distribution Systems of America ("ADSA") and served as its president and chief executive officer until 1981 when ADSA became a division of This Week. The ADSA division was sold to Newsday in 1990, the largest daily newspaper on Long Island, New York. Mr. Henry is also a past president of the Association of Free Community Papers. Mr. Henry is currently the president of WLUX radio.

     Brad Moore. Mr. Moore has been a director of the Company since January 11, 2002 when he replaced the vacancy left by John McKeon. Mr. Moore joined Tribune Company in 1997 and is currently a Manager focusing on investment and partnership opportunities aligned with Tribune's publishing and interactive business. Mr. Moore also sits on the Board of Directors of MarketResearch.com. Prior to joining Tribune Company, Mr. Moore was at PricewaterhouseCoopers where he conducted financial reviews and M&A due diligence for media and manufacturing clients. Mr. Moore holds a B.S. in Business Administration from Michigan State University and is a licensed certified public accountant

     Sandra J. Smith. Ms. Smith has been the Chief Financial Officer of the Company since July 1995. From 1989 until appointment as Chief Financial Officer, Ms. Smith served as the Controller of the Company. From 1987 to 1989, Ms. Smith was Controller of United Delivery Systems, a private delivery firm which was founded and operated by Phillip D. Miller prior to the formation of the Company in 1989. Ms. Smith has been a licensed certified public accountant since 1983. Ms. Smith holds a bachelor of business administration degree from Grand Valley State University.

     Frank O'Connell. Frank O'Connell has been Vice President and Sales Manager - USSPI Division of the Company since March 1996. From 1994 until appointment as Vice President, Mr. O'Connell served as Vice President of Sales for the USSPI Division of National Home Delivery, Inc. From 1979 through 1994, Mr. O'Connell served in various sales positions for U.S. Suburban Press, Inc. Prior to 1979, Mr. O'Connell held sales positions at various companies including Media Networks, Inc., Redbook and Cosmopolitan Magazine. Mr. O'Connell holds a bachelors degree from Southern Illinois University.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who beneficially own more than ten percent (10%) of the Company's Common Stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the "SEC"). Executive officers, directors and greater than ten percent (10%) beneficial owners are required by the SEC to furnish the Company with copies of all Section 16(a) forms they file.

     Based upon a review of the copies of such forms furnished to the Company, the Company believes that during the fiscal year ended December 31, 2001 its executive officers, directors and greater than ten percent (10%) beneficial owners complied with all Section 16(a) filing requirements applicable to them.

Item 10.  Executive Compensation

Executive Compensation

     The following table sets forth information about all compensation (cash and non-cash) awarded to, earned by, or paid to the Company's Chief Executive Officer and to each of the Company's four most highly compensated executive officers (other than the Company's Chief Executive Officer) with compensation in excess of $100,000 (the Named Executive Officers) during fiscal years ended December 31, 2001, 2000 and 1999.

                            Summary Compensation Table

                                                              Long Term
                           Annual Compensation               Compensation
                          ---------------------------------   -----------
                                             Other
                                             Annual
Name & Principal   Year   Salary   Bonus   Compensation         Options
Position                   ($)      ($)        ($)                (#)

Phillip D. Miller  2001   212,562    *       13,183 (3)(4)(5)      *
Chief Executive    2000   212,562    *       13,107 (3)(4)(5)      *
Officer            1999   210,252    *       15,899 (3)(4)(5)      *

Sandra J. Smith    2001   110,000   3,000     1,100 (5)            *
Chief Financial    2000   109,615   2,500     1,121 (5)           5,000
Officer

Ruth Ann Carroll   2001      *       *          *                  *
President(6)       2000   108,769  18,000     5,055(3)(5)          *
                   1999   131,827  15,000     7,021(3)(5)          *

David Kroeger      2001      *       *          *                  *
Sr Vice President  2000    89,096  60,000     1,491(5)           15,000
of Operations(6)   1999    99,758   4,650       650(5)             *


Frank O'Connell    2001    57,000   5,000   172,841(1)(5)          *
Vice President     2000    57,000   5,000   144,576(1)(5)          *
                   1999    57,000   3,500   129,283(1)(5)        20,000

*None
(1)sales commissions
(2)reimbursed moving expenses
(3)auto allowance
(4)insurance premiums
(5)401-K employer contributions
(6)No longer an employee as of the date of this Proxy Statement

Summary of Option Grants

     During the fiscal year ended December 31, 2001, there were no stock options granted to any named executive officer.

Summary of Option Exercises

     The following table contains information concerning the exercise of options by Named Executive Officers during fiscal 2001.

     Aggregated Option Exercises and Fiscal Year-End Option Value Table

                                              Number of Securities
                                             Underlying Unexercised
                  Option Exercises            Options at FY-End (#)
                ---------------------      ---------------------------
                  Shares
                Acquired on    Value
Name            Exercise (#)  Realized     Exercisable   Unexercisable

Phillip D. Miller   None        None         25,000         None
Frank O'Connell     None        None         27,000         None
David Kroeger(2)    None        None          None          None
Sandra Smith        None        None         25,000        5,000

(1) The amounts set forth represent the difference between the closing price of the Common Stock as quoted on the Nasdaq Small Cap Market on December 31, 2001 and the exercise price of the options, multiplied by the applicable number of shares underlying the options.

(2) No longer an employee as of the date of this proxy statement.

Executive Compensation and Employment Agreements

     The Company has entered into an employment agreement and addendum with Phillip D. Miller, its Chief Executive Officer, which provides for a term of five years expiring in September 2003 at a base salary of $195,000 per year, with an annual increase equal to the then-existing salary multiplied by the average monthly increase in the cost of living index published by the United States Department of Labor for the 12-month period preceding such date. Mr. Miller is also entitled to bonuses up to 30% of his base salary based on attainment of performance criteria specified by the Compensation Committee. The agreement is terminable without an expressed reason by either Mr. Miller or the Company by three months' prior notice. In addition, the Company may terminate the agreement effective immediately for "cause," including neglect of duty, malfeasance, or continued failure to perform specified duties within 30 days after having received a written warning. If the agreement is terminated by the Company without an expressed reason, the Company is required to pay Mr. Miller as severance, within 60 days of the effective termination date, an amount equal to 12 months' base salary at the salary rate then in effect, plus accrued bonuses, if any. In the event of termination of the agreement by Mr. Miller, the Company is required to pay salary accrued through the date of termination, excluding any accrued bonus. The agreement further provides that Mr. Miller shall not, directly or indirectly, for a period of two years after termination (or one year if terminated by the Company without cause), engage in any similar business, solicit customers of the Company, or solicit employees of the Company in competition with the Company, in the United States. The agreement also provides for disability and life insurance at Company expense. The Company also agrees to pay for the cost of dependent coverage included in the Company's group health insurance plan.

     The Company has entered into an employment agreement with Sandra J. Smith, its Chief Financial Officer, which provides for a term of two and one half years expiring in December 2003 at a base salary of $110,000 per year, with an annual increase equal to the then-existing salary multiplied by the average monthly increase in the cost of living index published by the United States Department of Labor for the 12-month period preceding each anniversary date. The agreement is terminable without an expressed reason by the Company provided that it pay salary and benefits for the unexpired portion of the term. In addition, the Company may terminate the agreement effective immediately for "cause." The agreement further provides that Ms. Smith shall not, directly or indirectly, for a period of one year after termination, directly or indirectly engage or be employed by, any business or entity that is in competition with the Company, without the prior written consent of the Company's CEO. The agreement also provide for a cash fee (subject to approval by Compensation Committee) to be paid upon consummation of a transaction whereby all of the stock or substantially all of the assets of the Company or Alternate Postal Direct, Inc. are sold in a transaction which is identified, negotiated, and consummated with the assistance of Ms. Smith.

Director Compensation

     Non-employee directors do not receive any cash compensation but, pursuant to the Outside Directors and Advisors Plan (the "Directors Plan"), each non--

employee director of the Company is granted stock options on an annual basis when elected or re-elected to the Board of Directors. Non-employee directors are reimbursed for expenses in accordance with Company policy.

1995 Outside Directors and Advisors Stock Option Plan

     Effective July 21, 1995, the Company, by resolution of its Board of Directors and shareholders, adopted the 1995 Outside Directors and Advisors Stock Option Plan (the "Directors Plan") which provides for the issuance of up to 75,000 shares of the Company's Common Stock to non-employee members of the Board of Directors and non-employee members of the Company's Advisory Board (which is currently inactive). No Preferred Stock or other securities are authorized for issuance under the Directors Plan. The Directors Plan will terminate on July 20, 2005, unless sooner terminated by action of the Board.

     Only non-employee members of the Board of Directors of the Company and non-employee advisors to the Company (of which there are currently none) are eligible to receive grants under the Directors Plan. The Directors Plan is not subject to the Employee Retirement Income Security Act of 1974. The Directors Plan provides for a grant to non-employee directors and advisors of options to purchase 5,000 shares upon initial election to the Board or 1,000 shares upon appointment as an advisor (an "Initial Option") and, in the case of directors, for annual grants thereafter, upon re-election, of options to purchase 2,500 shares (an "Annual Option"). Directors or advisors may choose to waive such option grants, in their discretion. All options granted under the Directors Plan are "non-qualified" options which do not meet the requirements of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code").

     The Directors Plan is administered by the Chief Executive Officer and Chief Financial Officer, but the administrators have no authority to select recipients, select the date of grant of options, the number of option shares, or the exercise price, or to otherwise prescribe the particular form or conditions of any option granted. As of March 4, 2002, 77,500 options have been granted and 67,500 are outstanding. Initial Options and Annual Options are immediately exercisable for a period of 10 years from the date of grant. Except for the Initial Options currently outstanding, all Initial Options and Annual Options have an exercise price per share equal to 100% of the fair market value of the Common Stock as of the date of grant. Each Annual Option terminates three months after the termination of the optionee as a director of the Company for any reason except a "change in control," in which case the Option terminates after six months. An Initial Option remains exercisable, notwithstanding the termination of the directorship of the optionee, unless such termination is a result of death or a "change in control," in which case the Initial Option terminates after six months. A "change in control" shall be deemed to have occurred if (a) a person is or becomes the beneficial owner, directly or indirectly, of 50% or more of the voting capital stock of the Company, or (b) during any period of two consecutive years, individuals who at the beginning of such period constitute the Board cease for any reason to constitute at least a majority of the Board unless the election or the nomination for election by the Company shareholders of each new director was approved by a vote of at least three-quarters of the directors then still in office who were directors at the beginning of the period. A merger, consolidation, or corporate reorganization in which the owners of the Company's voting stock own 50% or more of the resulting entity's voting stock shall not be considered a "change in control." Notwithstanding the foregoing, a "change in control" shall not have been deemed to have occurred if the Board otherwise directs by resolution adopted prior to the event which would otherwise constitute a "change in control."

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth as of March 4, 2002 the record and beneficial ownership of Common Stock held by (i) each person who is known by us to be the beneficial owner of more than 5% of our Common Stock; (ii) each of the current directors (who also comprise all nominees for election as director); (iii) each Named Executive Officer (as defined in "MANAGEMENT - Executive Compensation"); and (iv) all of our executive officers and directors as a group.

     Securities reported as "beneficially owned" include (a) securities for which the named person may exercise voting power or investment power, alone or with others, and (b) the number of shares which the named person has the right to acquire within sixty (60) days after March 4, 2002.


                                 Number of
Name and Address                Shares Owned            Percentage
Phillip D. Miller                875,953 (1)(2)           19.00%
One Ionia S.W., Suite 520
Grand Rapids, MI 49503

Stan Henry                       903,953 (2)(3)           19.63%
2137 Deer Park Avenue
Deer Park, NY 11729-1321

The Krieger Group                680,742 (4)(5)           14.77%
P.O. Box 7787
Princeton, NJ 08543

Thomas Hiatt                     381,008 (6)               8.28%
Middlewest Ventures II, LP
201 N. Illinois Street, Suite 2240
Indianapolis, IN 46204

Louis Sito                        10,000 (7)                 *
20 Fort Salonga Road
Fort Salonga, New York 11768

Brad Moore                        10,000 (7)                 *
1240 W. Fullerton Ave
Chicago, IL 60614

Sandra J. Smith                   30,550 (1)                 *
3026 Partridge Point Trail
Valrico, FL 33594

Ruth Ann Carroll**                    0                      *
8 Concord Lane
Westport, CT 06880

David Kroeger**                    6,430                     *
4703 Caroga Drive
Pinckney, MI 48169

Frank O'Connell                   27,000 (1)                 *
21120 Highwood
Kildeer, IL 60047

Tribune Company                  843,758 (8)              18.40%
435 N. Michigan Avenue
Chicago, IL 60611

All current executive          3,082,222 (1)(2)(3)(4)     65.23%
officers and current directors           (5)(6)(7)
as a group (7 persons)

* indicates ownership of less than 1%.
** no longer an employee/officer.

(1) Includes 25,000 shares for Mr. Miller, 30,000 shares for Ms. Smith, and 27,000 shares for Mr. O'Connell which may be acquired upon exercise of options granted under the Company's 1995 Long-Term Incentive and Stock Option Plan (the "Incentive Plan").

(2) Includes 232,974 shares subject to options granted to The Krieger Group. See Note (5), below.

(3)   Includes 388,516 shares held for the benefit of family members.
Includes 20,000 shares which may be purchased upon exercise of options granted under the Outside Directors and Advisors Stock Option Plan (the "Directors Plan").

(4) Includes 5,000 shares which may be purchased by Dale B. Krieger, a former director of the Company, upon exercise of an option granted under the Directors Plan and 17,500 shares which may be purchased upon exercise of an option granted under the Incentive Plan.

(5) Shares held of record as follows: (i) shares described in Note (4) above, held of record by Dale B. Krieger, a former director of the Company,
(ii) 533,058 shares held of record by The Krieger Family Limited Partnership, which includes 396,058 shares which may be acquired upon exercise of options from Phillip D. Miller and Stan Henry, each in the amount of 198,029 shares;
(iii) 69,890 shares held of record by Richard A. Ruderman, which may be acquired upon exercise of options from Phillip D. Miller and Stan Henry, each in the amount of 34,945 shares; (iv) 22,294 shares held of record by Paula Ruderman and (v) 33,000 shares held in accounts managed by KR Financial, LLC, an investment advisor. Mr. Krieger is the president and chief executive officer of KR Financial, LLC.

(6) Includes all shares held of record by Middlewest Ventures II, LP and 17,500 shares which may be acquired by Middlewest Ventures II, LP upon exercise of options granted under the Directors Plan. Mr. Hiatt is a general partner of Middlewest Management Company, LP, the general partner of Middlewest Ventures II, LP.

(7) Includes 10,000 shares which may be acquired upon exercise of options granted under the Directors Plan. Does not include shares held of record by Tribune Company ("Tribune"). Messrs. Sito and Moore are affiliates of Tribune.

(8) Does not include shares held of record by Messrs. Moore and Sito, who are affiliates of Tribune.

Item 12.  Certain Relationships and Related Transactions

     During the fiscal year ended December 31, 2001 and 2000, there were no transactions with related parties.

Item 13.  Exhibits and Reports on Form 8-K

Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the last quarter of the fiscal year ended December 31, 2001.




                                  SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ALTERNATE MARKETING NETWORKS, INC.



Dated: March 28, 2002               By:/s/Phillip D. Miller


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                                                              Dated

/s/Phillip D. Miller                                          March 28, 2002
Phillip D. Miller, Chief Executive Officer
(Principal executive officer) and Chairman of the
Board of Directors


/s/Sandra J. Smith                                            March 28, 2002
Sandra J. Smith, Chief Financial Officer and
Treasurer (Principal accounting and financial officer)


/s/Stan Henry                                                 March 28, 2002
Stan Henry, Director


/s/Thomas Hiatt                                               March 28, 2002
Thomas Hiatt, Director


/s/Louis Sito                                                 March 28, 2002
Louis Sito, Director


/s/Brad Moore                                                 March 28, 2002
Brad Moore, Director











                              INDEX TO EXHIBITS
Index
Number     Description                                                  Page#

2.1        Asset Purchase Agreement with Preferred Customer Delivery, Inc.
           dated January 24, 1996 (3)
2.2        Acquisition Agreement with National Home Delivery, Inc.
           dated March 29, 1996 (4)
3.1        Amended and Restated Articles of Incorporation of
           the Company (1)
3.2        Bylaws of the Company, as amended (1)
4.1        Form of Stock Certificate evidencing Common Stock,
           no par value (1)
4.3        1995 Long-Term Incentive and Stock Option Plan (1)
4.4        1995 Outside Directors and Advisors Stock Option Plan (1)
4.5        Outside Directors Deferred Compensation Plan (1)
4.6        Form of Noteholder Warrant (1)
4.7        Form of Registration Rights Agreement with Noteholders(1)
10.1       Forms of Agreement with Newspaper Affiliates (1)
10.2       Form of Agreement with Magazine Publishers (1)
10.3       Employment Agreement dated July 21, 1995 between the
           Company and Phillip D. Miller (1)
10.4       Addendum to Employment Agreement (7)
10.5       Form of Software License Agreement (1)
10.8       Lease Renewal dated August 8, 1995 for Grand Rapids,
           MI Executive Offices (2)
10.13      Lease for St. Petersburg, FL warehouse sites (2)
10.14      Lease for St. Petersburg, FL warehouse and office space (2)
10.15 Employment Agreement dated January 1, 1999 between the Company and Ruth Ann Carroll (5)
10.16      Loan Agreement(8)                                             46
10.17      Times Mirror Stock Purchase Agreement (6)
10.18      Employment Agreement dated July 1, 2001 between the Company
           And Sandra Smith (8)                                          64
21.1       List of Subsidiaries of the Company (8)                       45
23         Consent of PricewaterhouseCoopers, LLP (8)                    69
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






                                   EXHIBIT 21.1
                            SUBSIDIARIES OF THE COMPANY



     Name of Subsidiary                       State of
                                              Incorporation

     Alternate Postal Direct, Inc.             Michigan

     National Home Delivery, Inc.              Illinois














































                             LOAN AGREEMENT


                       THIS AGREEMENT is made as of March 12, 2002, among NATIONAL HOME DELIVERY, INC., an Illinois corporation ("NHD"), ALTERNATE POSTAL DIRECT, INC., a Michigan corporation ("APD" and, together with NHD, the "Borrowers", and each, individually, a "Borrower"), and FIFTH THIRD BANK, a national banking association, of 111 Lyon Street, N.W., Grand Rapids, Michigan 49503-2495 (the "Bank"), on the following terms:

                       Section 1. Acknowledged Facts. Borrowers have requested Bank to provide the following loans (the "Loans"): (a) a revolving line of credit not to exceed $1,000,000 to NHD to provide working capital (the "NHD Loan"); and (b) a revolving line of credit not to exceed $500,000 to APD to provide working capital (the "APD Loan"). The Bank has issued its commitment letter dated February 12, 2002, and accepted by Borrowers on February ___, 2002, which generally outlines the terms and conditions of the Loans (the "Commitment Letter"). This Agreement is entered into as required by the Commitment Letter to completely set forth the terms and conditions of the Loans to the satisfaction of the Bank.

                       Section 2.  Definitions.     The following terms used
in this Agreement shall have the following meanings:

                                  (a)  "Affiliate" means any person that
controls, is controlled by, or is under common control with either Borrower. "Control" means the possession, directly or indirectly, of the power to direct or cause the direction of the management or policies of either Borrower or any such other person.

                                  (b)  "Bank Prime Rate" shall mean the fully
floating daily variable rate of interest determined and announced by the Bank from time to time as its prime lending rate (without reference to the prime or base rate of any other financial institution). This rate is not necessarily the lowest rate of interest charged by Bank to any of its customers. This rate is an index and the actual rate charged to any borrower for a specific loan may be above or below that index.

                                  (c)  "Business Day" shall mean any day other
than a Saturday, Sunday or other day on which Bank is not open for the transaction of substantially all of its banking functions.

                                  (d)  "Closing" shall mean that date on which
all conditions to the Loans are satisfied, which shall occur on or before March ___, 2002, unless Bank, in its sole discretion, agrees to a later date.
                                  (e)  "Collateral" shall mean all property
and instruments pledged as security for the Loans, including, but not limited to, the Personal Property.

                                  (f)  "Current Assets" shall mean the sum of
cash; marketable securities; inventory at lower of cost or market; and ordinary trade accounts receivable excluding any amount due from any officer, employee, director, shareholder or Related Person. In the event of a dispute relative to the carrying value of said inventory or accounts receivable, the determination thereof by an independent Certified Public Accountant chosen by Borrowers and acceptable to Bank shall be controlling.

                                  (g)  "Current Liabilities" shall include all
indebtedness normally held as due within one (1) year (exclusive of Subordinated Debt, if any), and any unsubordinated debt due to any officer, employee, director, shareholder or Related Person.

                                  (h)  "Debt" means all liabilities including
but not limited to accruals, deferrals, and capitalized leases, less Subordinated Debt, if any.

                                  (i)  "Default Rate" shall mean two percent
(2%) above the interest rate applicable to each of the Loans.

                                  (j)  "Eligible Receivables" is defined in
Exhibit A attached.

                                  (k)  "Funded Debt" shall mean all interest-
bearing Debt of the Borrowers, including capitalized leases, at the time of computation.

                                  (l)  "GAAP" means generally accepted
accounting principles set forth in the opinions and pronouncements of the Accounting Principles Board of the American Institute of Certified Public Accountants and statements and pronouncements of the Financial Accounting Standards Board (or any successor authority) that are applicable as of the date of determination, consistently applied.

                                  (m)  "Intangible Assets" shall include at
book value, without limitation, leasehold improvements, goodwill, including any costs associated with expenses capitalized arising from the attempted or complete public offering of either Borrower or Guarantor, patents, copyrights, secret processes, deferred expenses relating to sales, general administrative, research and development expense, and all amounts due from any officer, employee, director, shareholder or Related Person.

                                  (n)  "Inventory" shall mean all raw
materials, work-in-process, finished goods, whether now owned or hereafter acquired, by the Borrowers, including all accessions to, and products of the foregoing.
                                  (o)  "Loan Documents" shall mean this
Agreement, the NHD Note, the APD Note, the Security Agreements, the Guaranty, and all other documents, certificates and instruments delivered in connection with the application for or closing of the Loans.

                                  (p)  "Permitted Liens" shall mean any liens
or encumbrances held by Bank; any lien or encumbrance shown on the attached Exhibit A; liens for taxes, assessments or other governmental charges which are not yet past due or which are past due but being contested by the Borrowers in good faith, and, if requested by Bank, bonded in a manner satisfactory to Bank; and any other liens or encumbrances consented to in writing by Bank.

                                  (q)  "Person" shall mean and include an
individual, partnership, corporation, trust, unincorporated organization, government or any department or agency thereof.

                                  (r)  "Personal Property" shall mean all
personal property of each Borrower, including, but not limited to accounts receivable, Inventory, machinery and equipment, furniture and fixtures, documents of title, instruments, chattel paper, investment property, patents, patent applications, trademarks, trade names, copyrights, and other general intangibles (including tax refunds), whether now owned or hereafter acquired, and including proceeds of the foregoing.

                                  (s)  "Related Person" shall include, but
shall not be confined to, any Person related to either Borrower by common control or ownership.

                                  (t)  "Subordinated Debt" shall mean
indebtedness of Borrowers owed to any officer, employee, director, shareholder or Related Person which is subordinated to all indebtedness owed by such Borrowers to the Bank under terms and conditions approved in writing by Bank.

                                  (u)  "Tangible Net Worth" shall include the
Borrowers' and Guarantor's total assets excluding Intangible Assets minus the Borrowers' and Guarantor's total liabilities, as determined in accordance with GAAP, on a consolidated basis.

                       Section 3. The Loans. The Loans shall be evidenced by a $1,000,000 promissory note of NHD (the "NHD Note") and a $500,000 promissory note of APD (the "APD Note"), each in form and substance satisfactory to Bank which shall be executed and delivered by the Borrowers at Closing (together, the "Notes"). The Loans shall bear interest and shall be due and payable as provided below.

                                  (a)  Disbursement of the Loans.  Upon
request by a Borrower received no later than 10:00 a.m. on the Business Day of the proposed disbursement, subject to the prior satisfaction of all conditions precedent set forth in this Agreement, and provided that no Event of Default (as defined in Section 9 below) has occurred, or any event that with the giving of notice or lapse of time, or both, would constitute an Event of Default, Bank shall disburse to such Borrower funds such that the outstanding balance of funds advanced does not at any time exceed the lesser of (i) 65% of Eligible Receivables, or (ii) in the case of NHD, $1,000,000, or, in the case of APD, $500,000 (the "Advance Formula"). Disbursement of the Loans shall not be permitted in amounts of less than $5,000.

                                   (b)  Interest Rate.  From the date of
Closing through May 1, 2003 (the "Stated Maturity Date"), interest shall accrue on the outstanding principal balance of the Loans at a rate (the "Loan Rate") equal to the Bank Prime Rate. The Loan Rate shall change simultaneously with changes in the Bank Prime Rate. After maturity (whether at the Stated Maturity Date, by acceleration, or otherwise) or during any period that an Event of Default remains uncured, interest shall accrue on the outstanding principal balance of the Loans at two percent (2%) above the Loan Rate until the Loans are paid in full or the Event of Default is cured. Interest shall be computed for the actual number of days elapsed on the basis of a 360-day year. If at any time the interest rate payable under the Notes exceeds the maximum legal rate applicable, the interest rate payable shall be reduced to that maximum legal rate.

                                   (c)  Term.. The Loans will mature on the
Stated Maturity Date, at which time all outstanding principal and accrued interest shall be paid in full to Bank.

                                   (d)  Repayment of the Loans.  On the first
Business Day of each month during the term of the Notes, each Borrower shall pay accrued interest to Bank as described in its Note. Borrowers may prepay the principal balance of the Loans at any time without premium or penalty. Principal amounts prepaid shall be immediately available for reborrowing.

                                   (e)  Late Payment Penalty.  In the event
that any monthly payment is not paid when due, the delinquent Borrower shall pay to Bank a late penalty equal to the greater of $50.00 or 1/10 of 1% of the then outstanding principal balance of the delinquent Loan to compensate Bank for loss of interest and reasonable administrative expenses.

                                   (f)  Procedure for Payment.  All payments
of principal and interest shall be made in lawful money of the United States of America which shall be legal tender for the payment of all debts, public and private, at the time of payment. Bank shall be entitled to directly debit any account maintained by each Borrower with Bank for payments due under the Loans.

                                   (g)  Annual Fee.  A loan processing fee
shall be paid by Borrowers to Bank at Closing and on each anniversary of the Closing until the Loans are repaid in full in the amount of $400.

                       Section 4. Security for the Loans. The Borrowers shall execute and deliver, or cause to be executed and delivered, to Bank, the following documents as collateral security for its payment obligations described in this Agreement:

                                   (a)  Security Agreements.  A security
agreement with each Borrower (the "Security Agreements") in form and substance satisfactory to Bank, covering all Personal Property, subject only to Permitted Liens.

                                   (b)  Guaranty.  A guaranty of Alternate
Marketing Networks, Inc., a Michigan corporation ("Guarantor"), in form and substance satisfactory to Bank.

                       The Borrowers shall execute and deliver to Bank all such documents, agreements and instruments, and take all such further action, as Bank may reasonably request in connection with the perfection and priority of the security interests provided for above.

                       Section 5. Conditions Precedent to Disbursement. Bank shall not be obligated to make any disbursement of the Loans unless Bank is satisfied, at the time of the requested disbursement, that all of the following conditions have been met:

                                   (a)  Execution of Loan Documents.  The
Borrowers shall have executed and delivered, or caused to be executed and delivered to Bank, all Loan Documents.

                                   (b)  No Default.  No event of default as
defined in this Agreement, or any event that with the giving of notice or lapse of time, or both, would constitute an Event of Default, shall have occurred.

                                   (c)  Accuracy of Representations and
Warranties. As of the date of Closing, all of the Borrowers' representations and warranties contained in this Agreement shall be true and correct in all material respects.

                                   (d)  Insurance.  The Borrowers shall have
furnished to Bank, in form and amounts, and with companies satisfactory to Bank, evidence of hazard insurance policies with loss payable clauses in favor of the Bank covering all assets and properties pledged by the Borrowers as Collateral for the Loans; and evidence satisfactory to Bank of adequate liability, workers' compensation insurance.

                                   (e)  Authority of Borrowers.  Bank shall
have received the following:
                                         (i)  Certificates of good standing or
foreign qualification in Michigan of the Borrowers and Guarantor, a certificate of good standing of NHD in Illinois, and certified Articles of Incorporation of the Borrowers and Guarantor, certified as of a date reasonably close to the date of Closing.

                                         (ii)  A certified copy of the Bylaws
and Resolutions of each Borrower and the Guarantor, authorizing the execution and delivery of the Loan Documents to which each is a party by the officers of each Borrower and Guarantor.

                                         (iii)  A certificate of the secretary
or the assistant secretary of each Borrower and Guarantor , dated as of the date of closing, as to the incumbency and signatures of the officers signing the applicable Loan Documents.

                                   (f)  Bank's Satisfaction.  Bank shall be
satisfied that no material adverse change has occurred in the financial condition and affairs of the Borrowers and Guarantor since the date of the Borrowers' application for the Loans.

                                   (g)  Other Information.  There shall have
been delivered to Bank such other information, documents, instruments, approvals or opinions as Bank or its counsel may reasonably request.

                                   (h)  Title to Collateral.  Bank shall be
satisfied that Borrowers have or will acquire good and marketable title in and to the Collateral, free of all liens and encumbrances, except Permitted Liens.

                                   (i)  Release of Liens.  The Borrowers shall
have caused all existing secured creditors to execute and deliver at closing payoff letters certifying the total indebtedness owed by the Borrowers to each such secured creditor as of the date of closing and agreeing to terminate and discharge all liens and encumbrances currently on file with respect to the Collateral as soon as practicable after the Closing.

                       Section 6.  Representations and Warranties of
Borrowers.   Except as otherwise disclosed by the Borrowers to Bank on the attached Exhibit C, the Borrowers represent and warrant that:

                                   (a)  Loan Documents.  The Borrowers make
each of the representations and warranties contained in the Loan Documents to which the Borrowers are a party to, and for the benefit of, Bank as if the same were set forth at length herein.

                                   (b)  Organization.  APD and Guarantor are
corporations validly existing and in good standing under the laws of the State of Michigan. NHD is a corporation validly existing and in good standing under the laws of the State of Illinois. APD and Guarantor have under the laws of the State of Michigan all requisite power and authority to own and operate its properties and to carry on its activities as now conducted and as presently proposed to be conducted. NHD has under the laws of the State of Illinois all requisite power and authority to own and operate its properties and to carry on its activities as now conducted and as presently proposed to be conducted.

                                   (c)  Conflicting Agreements and Other
Matters. The execution, delivery and performance of this Agreement and the other Loan Documents to which either Borrower or Guarantor is a party, will not result in the violation of or be in conflict with or constitute a default under any term or provision of any mortgage, lease, agreement or other instrument, or any judgment, decree, governmental order, statute, rule or regulation by which such party is bound or to which any of their respective assets are subject. No approval by, authorization of, or filing with any federal, state or other governmental commission, agency or authority is necessary in connection with the execution and delivery by the Borrowers or Guarantor of this Agreement or the other Loan Documents to which any is a party. Neither Borrower nor Guarantor is a party to, or otherwise subject to, any provision contained in any instrument evidencing indebtedness of such party, any agreement relating thereto or any other contract or agreement, which restricts or otherwise limits the incurring of the indebtedness to be represented by, or obligations contained in, the Notes, the Guaranty, or this Agreement.

                                   (d)  Powers and Authorization.  The
execution, delivery and performance of this Agreement and each of the other Loan Documents to which either Borrower or Guarantor is a party are within such party's powers, have been duly authorized by all necessary action and do not require any consents or approvals which have not been obtained.

                                   (e)  Binding Agreement.  Upon execution and
delivery, this Agreement and the other Loan Documents to which either Borrower or Guarantor is a party will be the legal, valid and binding obligations of such party enforceable in accordance with their respective terms, except as enforcement may be limited by bankruptcy, insolvency, reorganization or similar laws affecting creditors' rights generally or by general equitable principles.

                                   (f)  Litigation.  There is no action, suit
or proceeding at law or in equity or by or before any governmental instrumentality or other agency now pending or, to the knowledge of the Borrowers, threatened against or affecting either Borrower or Guarantor or any property or rights of the Borrowers or Guarantor which might result in any material adverse change in the business, condition or operations of the Borrowers or Guarantor or which might materially or adversely affecting the ability of the Borrowers or Guarantor to comply with this Agreement or any of the other Loan Documents to which it is a party. The Borrowers and Guarantor are not, to the knowledge of the Borrowers, in default in any material respect with respect to any judgment, order, writ, injunction, decree, rule or regulation of any governmental instrumentality or other agency.

                                   (g)  Taxes.  The Borrowers and Guarantor
have filed all federal, state and local tax returns which are required to be filed, and have paid all taxes as shown on said returns and on all assessments received by it to the extent that such taxes have become due and are not otherwise being contested in good faith by such party pursuant to appropriate proceedings or do not exceed $5,000 in the aggregate.

                                   (h)  Disclosure.  There is no fact known to
the Borrowers which has a material adverse affect, or may have a material adverse affect on the business, property, assets, or financial condition of the Borrowers or Guarantor which has not been disclosed in this Agreement or in the other documents, certificates and statements furnished to the Bank by or on behalf of the Borrowers prior to the date hereof in connection with the transactions contemplated hereby.

                                   (i)  Liens and Encumbrances.  Except for
Permitted Liens, none of the Borrowers' assets or properties pledged as Collateral are subject to any mortgage, pledge, lien, security interest, or other encumbrance of any kind or character.

                       Section 7. Affirmative and Negative Covenants. The Borrowers agree that until all amounts payable hereunder are paid in full, each Borrower shall:

                                   (a)  Performance of Operative Documents.
Observe and perform all covenants and agreements contained in the Loan
Documents.

                                   (b)  Compliance With Laws.  Comply with all
applicable federal, state and local laws, ordinances, rules and regulations, including but not limited to, all environmental laws, ordinances, rules and regulations and shall keep all of its real and personal property or any interest therein free and clear of any liens (other than Permitted Liens) imposed pursuant to such laws, ordinances, rules and regulations and deliver to Bank reports and information in form satisfactory to Bank as Bank may request from time to time to establish compliance with this covenant.

                                   (c)  Maintain Existence.  Carry on and
conduct its business in substantially the same manner and in substantially the same areas as such business is now and has previously been carried on, and maintain its legal existence.

                                   (d)  Financial Information.  Maintain a
standard, modern system of accounting and deliver to Bank financial reports in form satisfactory to Bank in accordance with GAAP as Bank may request from time to time, including but not limited to: (i) Form 10-K of Guarantor and annual operating projections of each Borrower within one hundred twenty (120) days after the end of each fiscal year, (ii) Form 10-Q of Guarantor within sixty (60) days after the end of each fiscal quarter; and (iii) quarterly reports confirming that no Events of Default have occurred, or circumstances which, with the passage of time would be an Event of Default, and demonstrating compliance with all financial covenants set forth in paragraph 7(p).

                                   (e)  Inspection Rights.  Permit Bank to
inspect its books, records, and properties at all reasonable times, wherever the same may be located.

                                   (f)  Maintain Collateral.  Maintain,
preserve, and keep its properties and every part thereof in good repair, working order, and condition and from time to time make all necessary and proper repairs, renewals, replacements, additions, betterments, and improvements thereof, so that at all times, their efficiency shall be fully preserved and maintained.

                                   (g)  Notice of Default.  Provide Bank with
prompt notice of any Event of Default.

                                   (h)  Maintain Books and Records.  Keep
accurate books and records in accordance with GAAP.

                                   (i)  Expenses of Bank.  Pay all costs and
expenses incurred by Bank in connection with the Loans including but not limited to reasonable attorney fees, credit reports, documentation, searches and filing fees, and costs of environmental investigations, appraisals, surveys and title insurance.

                                   (j)  Maintain Security Interest.  Take all
actions, including but not limited to the execution and delivery of certificates and other documents, reasonably requested by Bank in order to assure Bank that its security interest in the Collateral is not impaired, and that the priority of its security interest in the Collateral is maintained.

                                   (k)  Insure Collateral.  Maintain insurance
against fire, theft, and other casualty on its insurable real and personal property at full replacement cost; liability insurance against such risks and in such amounts as is customarily maintained by similar businesses; workers' compensation insurance as required under all workers' compensation laws; and any other insurance as may from time to time be reasonably requested by Bank. Such insurance shall be issued by insurers reasonably satisfactory to Bank, and Borrowers shall deliver certified copies of all such insurance policies to Bank. Prior to Closing, and thereafter as requested by Bank, Borrowers shall deliver to Bank certificates evidencing all such insurance policies, in form and substance satisfactory to Bank, naming Bank as loss payee and additional insured, and providing that the insurer shall not cancel or materially modify the policy without at least thirty (30) days prior written notice to Bank.

                                   (l)  Avoid Liens on Collateral.  Maintain
the Collateral free from all liens and encumbrances except for Permitted
Liens.

                                   (m)  Comply with Employment Laws.  Comply
with all applicable federal, state and local laws, ordinances, rules and regulations concerning wage payments, minimum wages, overtime laws, and payment of withholding taxes, and deliver to Bank such reports and information in form satisfactory to Bank as Bank may request from time to time to establish compliance with such laws.

                                   (n)  Discharge Taxes and Assessments.  Duly
pay and discharge or cause to be paid and discharged all taxes, assessments, and other governmental charges imposed upon it and its properties or any part thereof, or upon the income or profits therefrom, as well as all claims for labor, materials, or supplies, which if unpaid could become a lien or charge upon its property, except such items as are being in good faith appropriately contested and for which the Borrowers have provided adequate reserves.

                                   (o)  Financial Covenants.  Prior to
maturity (whether at the Stated Maturity Date, upon acceleration or otherwise), comply with each of the following financial restrictions for both Borrowers and Guarantor on a consolidated basis (and including any other Affiliates which may exist in the future):

                                              (i)  Maintain Tangible Net Worth
of not less than $2,750,000;

                                              (ii)  Maintain a ratio of Debt
to Tangible Net Worth from and after the date of Closing that does not exceed
0.75 to 1.0; and

                                              (iii)  Maintain a ratio of
Current Assets to Current Liabilities from and after the date of Closing of not less than 2.0 to 1.0.

                                   (p)  Deposit Accounts.  From and after the
date of Closing, maintain its primary depository accounts with Bank and maintain in their demand deposit account with the Bank at least a $250,000 combined minimum balance.

                                   (q)  Insertion Orders.   Include language
substantially similar to the language set forth in Exhibit A as "Insertion Order Insert" into the Borrowers' insertion orders with media.

                                   (r)  Incur Indebtedness.  Refrain from
incurring any Debt, except Debt owed to the Bank, and except for Debt incurred in the ordinary course of business.

                       Section 8. Events of Default. Upon the occurrence of any of the following events (herein referred to as an "Event of Default"), unless waived by the Bank:

                                   (a)  The occurrence of an event of default
under any Loan Document or any other document, instrument or agreement between the Bank and either Borrower or Guarantor; or

                                   (b)  Failure to pay amounts within five (5)
days when due under the Notes; or

                                   (c)  Failure to perform or observe any term
contained in this Agreement not involving the payment of money which is not cured within fifteen (15) days of receipt of written notice from Bank describing such failure; or

                                   (d)  The occurrence of facts which would
indicate that any representation or warranty made by the Borrowers or Guarantor in any Loan Document is false or misleading in any material respect; or

                                   (e)  Either Borrower or Guarantor files for
bankruptcy, or becomes insolvent, or fails to pay its debts generally as they become due, or if a receivership or involuntary bankruptcy proceeding is commenced against any such party, or any of its properties, and such receivership or involuntary bankruptcy proceeding is not dismissed within thirty (30) days; or

                                   (f)  The failure of the Borrowers or
Guarantor to pay any other indebtedness to Bank within five (5) days of when due;

then, and in any such event, Bank may, in its sole discretion do any or all of the following: (1) by notice to the Borrowers, declare all unpaid principal and accrued interest thereon, as well as all other amounts required to be paid by the Borrowers under this Agreement, the Notes, and any other instrument or agreement between the Borrowers and Bank to be immediately due and payable; and (2) exercise any or all of its rights and remedies under any of the Loan Documents.

                       No remedy herein conferred or reserved is intended to be exclusive of any other available remedy or remedies, but each and every such remedy shall be cumulative and shall be in addition to every other remedy given under this Agreement or any other Loan Documents now or hereafter existing at law or in equity or by statute. No delay or omission to exercise any right or power accruing under any default, omission or failure of performance hereunder shall impair any such right or power or shall be construed to be a waiver thereof, but any such right or power may be exercised from time to time and as often as may be deemed expedient. In order to exercise any remedy reserved to Bank in this Agreement, it shall not be necessary to give any notice, other than such notice as may be herein expressly required. In the event any provision contained in this Agreement should be breached by any party and thereafter duly waived by the other party so empowered to act, such waiver shall be limited to the particular breach so waived and shall not be deemed to waive any other breach hereunder. No waiver, amendment, release or modification of this Agreement shall be established by conduct, custom or course of dealing, but solely by an instrument in writing duly executed by the parties thereunto duly authorized by this Agreement.

                       Section 9.  Miscellaneous.

                                   (a)  Amendments.  This Agreement sets forth
the entire agreement between Bank and the Borrowers with regard to its subject matter and cannot be modified in any way, except by a future amendment in writing signed by Bank and the Borrowers. This Agreement supersedes any preliminary discussions, negotiations, previous written agreements or understandings between Bank and the Borrowers with respect to its subject matter.

                                   (b)  Survival of Covenants, Agreements,
Representations and Warranties. All covenants, agreements, representations and warranties contained herein or made in writing by the Borrowers in connection herewith shall survive the execution and delivery of this Agreement and the Loan Documents, regardless of any investigation made by Bank or on its behalf.

                                   (c)  Expenses.  The Borrowers shall
promptly pay to Bank all costs and expenses incurred by Bank in connection with (i) the closing of the Loans (including Bank's attorney's fees), (ii) the curing of any event of default resulting from the acts or omissions of the Borrowers under any Loan Documents, (iii) enforcing its remedies against the Borrowers, Guarantor or the Collateral after an Event of Default.

                                   (d)  Notices.  Except where telephonic or
telegraphic instructions are authorized to be given, all notices, demands, instructions and other communications required or permitted to be given to or made upon any party shall be in writing and shall be personally delivered, delivered via facsimile, or sent by first-class mail, postage prepaid, and shall be deemed to be given for purposes of this Agreement on the day that the writing is personally delivered or two (2) business days after it is mailed in accordance with this section. Unless otherwise specified in a notice sent or delivered in accordance with this section, notices, demands, instructions, and other communications in writing shall be given to or made upon the respective parties at their respective addresses indicated below:
                                   IF TO BANK:

                                   Fifth Third Bank
                                   111 Lyon Street, N.W.
                                   Grand Rapids, MI  49503-2495
                                   Attn:   Frederick C. Lake
                                   Facsimile No.:  (616) 771-1500

                                   With a copy to:

                                    John Sommerdyke
                                    Miller, Johnson, Snell & Cummiskey, P.L.C.
                                    250 Monroe Avenue, N.W., Ste. 800
                                    Grand Rapids, MI  49503
                                    Facsimile No.:  (616) 988-1757

                                    IF TO BORROWERS:

                                    Alternate Marketing Networks, Inc.
                                    One Ionia, S.W., Suite 520
                                    Grand Rapids, MI 49503
                                    Attn:  Phillip D. Miller
                                    Facsimile No.: (616) 235-3405

                                    With a copy to:

                                    Janna R. Severance
                                    Moss & Barnett
                                    4800 Wells Fargo Center
                                    90 South Seventh Street
                                    Minneapolis, MN 55402-4129
                                    Facsimile No.  (612) 339-6686

                                    (e)  Satisfaction Requirement.  If any
agreement, certificate or other writing, or any action taken or to be taken, is by the terms of this Agreement required to be satisfactory to Bank, the determination of such satisfaction shall be made by Bank in its sole and exclusive judgment exercised in good faith.

                                    (f)  Binding Effect; Assignment.  This
Agreement is a continuing obligation and shall (i) be binding upon the Borrowers, their successors and assigns and (ii) inure to the benefit of and be enforceable by the Bank and its successors, transferees and assigns; provided, however, that the Borrowers may not assign all or any part of this Agreement without the prior written consent of Bank which consent may be withheld by Bank in its sole discretion. Bank may assign, negotiate, pledge or otherwise hypothecate all or any portion of this Loan Agreement, or grant participation in the Loans or in any of its rights or security hereunder or thereunder, including, without limitation, the instruments securing the Borrowers' obligations hereunder; provided, however, that Bank promptly will inform the Borrowers of any such assignment, negotiation, pledge or other hypothecation and of the parties involved therewith and, provided further, that no such assignment, negotiation, pledge or other hypothecation by Bank will relieve Bank of its obligation under this Agreement. In connection with any assignment or participation, Bank may disclose to the proposed assignee or participant any information that the Borrowers are required to deliver to Bank pursuant to this Agreement.

                                    (g)  Relationship with Borrowers.  Nothing
contained in this Agreement or any exhibit attached hereto or any agreement given pursuant hereto shall be deemed or construed as creating any relationship other than that of borrower and lender. There is no partnership or joint venture between the Bank and the Borrowers, or between Bank and any other person and Bank is not responsible in any way for the debts or obligations of the Borrowers or any other person. Nothing in this letter or any attachments makes Bank a fiduciary for the Borrowers or any other person.

                                    (h)  Third Parties.  This Agreement is
personal to the parties hereto and is for their sole benefit and is not made for the express or implied benefit of any other person or entity.

                                    (i)  Appraisal.  Any appraisals of the
Borrowers' property or evaluation of the potential profitability of the enterprise to be engaged in by the Borrowers in connection with the extension of credit or proposed extension of credit from Bank to the Borrowers, are for the sole benefit of Bank and do not constitute a representation of the likelihood of financial viability of such enterprise or value of such property by Bank to the Borrowers.

                                    (j)  Indemnification.  Except as otherwise
provided in this Agreement, and except with respect to the willful misconduct or bad faith of Bank, or gross negligence on the part of Bank, the Borrowers agree to indemnify Bank, from and against any and all claims, demands, liabilities, damages, losses, costs, charges and expenses (including reasonable attorney's fees) which Bank may incur, directly or indirectly as a consequence of the disbursement of the Loans, or breach by any party of any term, condition, representation, warranty, or covenant contained in any Loan Document.

                                    (k)  Jury Waiver.  TO THE EXTENT PERMITTED
BY LAW, BORROWERS WAIVE THE BENEFIT OF ALL LAWS NOW EXISTING OR THAT HEREAFTER MAY BE ENACTED (I) PROVIDING FOR A JURY TRIAL ON ANY ISSUES PERTAINING TO THE LOAN DOCUMENTS OR ANY LIABILITY OF BORROWERS TO BANK WHATSOEVER, OR (II) IN ANY WAY EXTENDING THE TIME FOR THE ENFORCEMENT OF THE COLLECTION OF BORROWERS' OBLIGATIONS UNDER THE LOAN DOCUMENTS OR CREATING OR EXTENDING ANY PERIOD OF REDEMPTION FROM ANY SALE MADE IN CONNECTION WITH COLLECTING ON SUCH OBLIGATIONS.

                                    (l)  Character of Obligations Hereunder.
The obligations of the Borrowers under this Agreement are primary, absolute, independent, irrevocable and unconditional. The Borrowers understand and agree that no payment by it under any other agreement (whether voluntary or involuntary or pursuant to court order or otherwise) shall constitute a defense to the obligations under this Agreement.

                                    (m)  Governing Law and Consent to
Jurisdiction. This Agreement, and each of the Loan Documents, shall be construed and interpreted in accordance with the laws of the State of Michigan. Each Borrower agrees that any action against it for the enforcement of this Agreement or any other Loan Document may be brought by Bank in any municipal, state or federal court in Michigan having jurisdiction of the subject matter, and the Borrowers consent that any such court shall have personal jurisdiction over each of them with respect to any such action. The Borrowers waive any objection which either may have to the laying of venue in any such action.

                                   FIFTH THIRD BANK

                                   By /s/ Frederick C. Lake
                                      Its: Vice President

                                                       BANK

                                   NATIONAL HOME DELIVERY, INC.

                                   By /s/ Phillip D. Miller
                                      Its: President

                                                       BORROWER

                                   ALTERNATE POSTAL DIRECT, INC.

                                   By /s/ Phillip D. Miller
                                      Its: President

                                                       BORROWER
























                                 EXHIBIT A

                           Eligible Receivables



                       "Eligible Receivables" means accounts receivable owing to either Borrower that are eligible for inclusion in the Advance Formula, based on the following criteria and on such other criteria as Bank may from time to time establish in its reasonable discretion. Without limiting Bank's discretion to establish such other criteria, Eligible Receivables shall include any account:

                       (a) that is not more than ninety (90) days old from the earlier of the original invoice date or the date of shipment of the goods or performance of the services that gave rise to the account;

                       (b) that arises from either Borrower's sale and shipment of goods or performance of services, in the ordinary course of such Borrower's business and not on consignment or on a sale-or-return basis;

                       (c) that is the valid, binding, and enforceable obligation of the account debtor, not subject to any offset (other than credit for cash deposits or other prepayment from the account debtor), counterclaim, dispute or defense;

                       (d) that is evidenced by an invoice (i) dated not later than the date of shipment of the goods or performance of the services,
(ii) payable in full no more than thirty (30) days after the invoice date, and
(iii) which contains language substantially similar to the "Invoice Insert" set forth below, and is not evidenced by an instrument or chattel paper;

                       (e) that is owned by either Borrower and is not subject to any security interest, lien, encumbrance, assignment, or trust, except in favor of Bank;

                       (f) that is subject to a valid, perfected first-priority security interest in favor of Bank;

                       (g) that is payable in United States dollars and is owing by an account debtor whose chief executive office and principal business assets are located in the United States of America;

                       (h) that is not owing by any federal or foreign government, public body corporate, or governmental agency, department, or instrumentality;

                       (i) that is not owing by an account debtor (a) who is an officer, director, shareholder, member, manager, employee, subsidiary, or other affiliate of either Borrower, or (b) as to which more than ten percent (10%), by dollar amount, of the total accounts owing to either Borrower by the account debtor are more than ninety (90) days old;

                       (j) that, when aggregated with all other accounts owing to either Borrower by the same account debtor, constitutes less than 25% of such Borrower's total accounts that are not more than ninety (90) days old from the earlier of the original invoice date or the date of shipment of the goods or the performance of the services that gave rise to the account;

                       (k) that is owing by an account debtor that is not subject to bankruptcy, insolvency, reorganization, assignment for the benefit of creditors, or any similar proceeding under state or federal law; and

                       (l) that Bank, in its reasonable credit judgment, believes may not be paid, whether by reason of the account debtor's financial inability or otherwise, or that is owed by an account debtor that Bank, in its reasonable credit judgment, deems to be uncreditworthy.

For purposes of the Advance Formula, Eligible Receivables shall be valued at the gross amount due to either Borrower less all discounts, cash deposits or other prepayment, and credits.

Invoice Insert: By paying this invoice or otherwise accepting it, Customer is acknowledging that U.S. Suburban Press is acting solely as an independent contractor in placing this order, and not as an agent, joint venturer, partner or employee of Customer.

Insertion Order Form Insert: By filling this order or otherwise accepting this order, Publisher is acknowledging that (i) the terms of this order are the sole terms and conditions of any agreement between U.S. Suburban Press and Publisher relating to this order, (ii) U.S. Suburban Press expressly rejects any different or additional terms, (iii) U.S. Suburban Press is acting solely as an independent contractor in placing this order, and not as an agent, joint venturer, partner or employee of the advertiser, and (iv) Publisher shall have no claim against the advertiser for any amounts owed.





























                                 EXHIBIT B

                              Permitted Liens


1. CIT Technologies Corp. UCC-1 Financing Statement No. D813044 filed in the State of Michigan.



















































                               EXHIBIT C

               Exceptions to Representations and Warranties


                                 None







































                           EMPLOYMENT AGREEMENT

           This Employment Agreement ("Agreement") is entered into between Sandra J. Smith ("Employee") and Alternate Marketing Networks, Inc. ("Company"). In consideration of the mutual covenants contained in this Agreement, the parties agree as follows:

1.        Employment, Duties and Term.

           1.1 Employment. Commencing July 1, 2001 ("Effective Date"), Company employs Employee as Chief Financial Officer and Employee accepts such employment. Except as expressly provided herein, termination of this Agreement by either party or by mutual agreement of the parties shall also terminate Employee's employment by Company.

           1.2 Duties. Employee shall report to the Company's CEO and devote her full time, attention and efforts to the performance of her duties which shall include without limitation overall responsibility for the day-to-day management and operations of Company's accounting, administrative, and human resource departments, and the Logistics Marketing Group of Company and all reasonable duties assigned to her by the CEO.

           1.3. Term. The term of the Agreement shall be from July 1, 2001 through December 31, 2003, unless earlier terminated as provided below. This Agreement shall automatically renew for additional one-year terms unless either party provides written notice of termination in accordance with Section 3 on or before December 1, 2003 or December 1st of any subsequent year in which the Agreement is in effect. Employee acknowledges that certain duties set forth in this Agreement (including without limitation the obligations set forth in Sections 4 and 5) survive termination of this Agreement.

2.        Compensation, Benefits and Expenses.

           2.1 Base Salary. Company will pay Employee a gross salary of $110,000 per year (minus all deductions authorized by law) ("Base Salary") in substantially equal periodic installments in accordance with its practices for payment of salary to management employees. This Base Salary shall be increased on each anniversary date of this Agreement to an amount equal to (i) the then-existing salary, plus (ii) an amount equal to the then-existing salary multiplied by the average monthly increase in the cost of living index published by the United States Department of labor for the 12-month period preceding such anniversary date.

           2.2. Benefits and Vacation. Employee may participate in all benefit plans and programs offered to Company's management or supervisory employees. Such benefits (including eligibility requirements) are governed by the terms of the plan documents (where applicable) and Company's standard policies and practices. Nothing in this Agreement shall prevent or limit Company's right to terminate or modify any employee benefit plan or program in its sole discretion. Employee shall be entitled to paid vacation per Company's Personnel Policy Manual. Vacation shall be taken as mutually agreed by Employee and Company.
           2.3 Expenses. Company shall reimburse Employee for reasonable expenses incurred in the performance of her duties under this Agreement, provided that Employee provides Company with adequate documentation and reports regarding such expenditures in accordance with Company policies.

           2.4 Additional Compensation. A discretionary bonus may be granted annually as determined by Company's Board of Directors for the executive management team. Stock options may be granted annually at the market price on the date of grant as determined by Company's Board of Directors. If during the term of this Agreement, all of the stock or substantially all of the assets of Company or Alternate Postal Direct, Inc. are sold in a transaction which is identified, negotiated, and consummated with the assistance of Employee, Employee shall be paid a cash fee of $50,000 upon consummation of such transaction (subject to approval by Compensation Committee).

           2.5 Relocation Bonus. Company agrees to pay moving bonus of $3,000 after the relocation to St. Petersburg, FL is complete.

3.        Early Termination.

           3.1 Termination by Company for Cause. This Agreement shall terminate without any liability to Company other than to pay Base Salary and benefits for services rendered prior to the date of termination if Employee is terminated for "Cause." "Cause" shall be defined as: (i) Employee's conviction of a crime which results in a material injury to the interest, property, operations, business or reputation of Company; (ii) gross negligence or willful misconduct in the performance of Employee's duties; and/or (iii) a material breach of this Agreement; provided, however, that no termination of Employee's employment shall be for Cause as set forth in clause (ii) or (iii) above until (A) there shall have been delivered to Employee a copy of a written notice setting forth that Employee has been charged with the conduct giving rise to "clause" under (ii) or (iii) and specifying the particulars thereof in detail; and (B) Employee shall have been provided an opportunity to be heard by Company's Board of Directors (with the assistance of the Employee's counsel if the Employee so desires).

           No act nor failure to act on Employee's part shall be considered "intentional" unless Employee has acted or failed to act with an absence of good faith and without a reasonable belief that the action or failure to act was in the best interest of Company.

           3.2 Termination by Company Without Cause. The Company may terminate Employee's employment under this Agreement or any renewal thereof at any time, provided that the Company shall continue to pay Employee's Base Salary and benefits in the same manner as if Employee had remained continuously employed for the unexpired term of this Agreement.

           3.3 Termination in the Event of Death or Disability. The term of Employee's employment under this Agreement shall terminate in the event of Employee's death or disability. If Employee shall become disabled or incapacitated to the extent that he is unable to perform her duties hereunder, by reason of medically determinable physical or mental impairment, as determined by a doctor mutually acceptable to Company and Employee and retained by Company, Employee shall nevertheless continue to receive 100% of the Base Salary and the benefits provided under the terms of this Agreement for a period of six months and 50% of the Base Salary and 100% of the benefits thereafter through the term of the Agreement. Such benefits noted herein shall be reduced by any benefits otherwise provided to Employee during such period under the provisions of disability insurance coverage in effect for Company's employees. This Agreement shall terminate without any liability to Company other than to pay Base Salary for services rendered prior to the date of termination on the death of Employee.

           3.4 Termination by Mutual Agreement. The parties may terminate Employee's employment under this Agreement at any time by mutual written consent. If the Employee's employment under this Agreement is terminated by the mutual agreement of the parties, Company shall provide Employee with the payments and benefits specified in the termination agreement.

           3.5 Notice of Termination. For purposes of this Agreement, a "Notice of Termination" shall mean a written notice which shall indicate the specific termination provisions in this Agreement relied upon and shall set forth in reasonable detail the facts and circumstances claimed to provide the basis for such termination.

4.        Restrictive Covenants.

           4.1 Confidential Information. . Employee shall not during the term of this Agreement or at anytime thereafter, reveal to any person or entity outside of Company, except as may be explicitly necessary as part of the direct responsibilities of the Employee's position with Company, any "Confidential Information". The term "Confidential Information" means information and data not generally known outside Company (unless as a result of a breach of any of the obligations imposed by this Agreement) concerning Company's business and technical information, including, without limitation, information relating to: (i) the identities of its customers and their purchasing habits, needs, credit histories, contact personnel and other information; (ii) suppliers' and vendors' costs, products, discounts, margin discounts, financial and marketing data and plans, personnel and compensation, budgets forecasts and business plans; and (iii) Company's research, manufacturing activities, data bases, techniques, software codes, strategies, licenses, inventions, processes, and equipment. Employee acknowledges that Confidential Information is solely the property of Company.

           Except as otherwise herein provided, Employee agrees that during the period of her employment, and thereafter, she will hold in strictest confidence and will not use or disclose to any person or entity without the written authorization of Company's CEO, any of Company's Confidential Information, except as such use or disclosure may be required in connection with his work for Company or to the extent that such information becomes known in the public or trade other than as a result of Employee's actions or failure to act. In the event Employee is legally compelled to disclose any Confidential Information, Employee agrees to immediately notify Company (prior to such disclosure if possible) so that Company may seek such protective order or other remedy as it deems necessary. Employee understands that this Agreement applies to art work, computerized and written information and to other information, whether or not in written form.

           Employee agrees that she will not take with her any Confidential Information, whether in written, computerized, machine readable, model, sample, or other form capable of physical delivery, upon or after the termination for any reason of her employment with the Company, without the prior written consent of Company's CEO. Employee also agrees that upon the termination for any reason of her employment with Company or at any other time that Company may request, she shall deliver promptly and return to Company all such documents and materials, along with any other Confidential Information and all other property of the Company and property relating to Company's suppliers, customers and business, in her possession or control.

           4.2 Non-Competition. Employee will not, during the period of employment with Company, and for a period of twelve (12) months thereafter, directly or indirectly, for herself or on behalf of or in conjunction with any other person, company, partnership, corporation or business of whatever nature without the prior written consent of Company's CEO, directly or indirectly, engage in, represent, consult with, be employed by, assist or have any interest in any business or entity that is in competition with Company; provided however, that nothing in this Agreement shall prevent Employee from owning five percent or less of the outstanding stock of any class of a corporation which is publicly traded, so long as Employee does not participate in the conduct of the business of such corporations

           4.3 Non-Enticement. Employee will not, during the period of employment with Company, and for a period of twelve (12) months thereafter, directly or indirectly, for herself or on behalf of or in conjunction with any other person, company, partnership, corporation or business of whatever nature directly or indirectly on his own behalf or on behalf of any other person or entity, without the express written consent of Company's CEO, solicit or attempt to solicit any then current employee or representative of the Company to terminate or modify his or her employment or business relationship with Company.

           4.4 Non-Customer Interference. Employee will not, during the period of employment with Company, and for a period of twelve (12) months thereafter, directly or indirectly, for herself or on behalf of or in conjunction with any other person, company, partnership, corporation or business of whatever nature call upon any person or entity which is/was a customer or prospective customer or vendor of Company (including the subsidiaries thereof) in direct competition with the business or known planned products or services of Company.

           4.5 Interpretation. It is agreed by the parties that the foregoing covenants of Section 4 impose reasonable restraint on Employee in light of the business and related activities on the date of the execution of this Agreement and Employee acknowledges receipt of good and valuable consideration for such covenants. As used in Section 4, "Company" shall include Company and all subsidiaries and affiliates controlled by Company.

5. No Conflicting Contracts. Employee represents and warrants that she is not subject to any non-compete covenant in any contract and no contractual or other commitment or covenant exists which would limit, affect or prevent the Employee's full performance of her duties and responsibilities under this Agreement.

6. Successors. This Agreement may be assigned by Company to any successor.

7. Complete Agreement. This Agreement is the complete agreement between the parties and supersedes any and all prior agreements or understandings between them. This Agreement may only be modified in writing signed by the parties. The waiver of a breach of any provision of this Agreement shall not serve as a waiver of any subsequent breach by that party.

8. Severability and Modification. If any provision of this Agreement is declared void, unenforceable or against public policy, such provision shall be deemed severable and severed from this Agreement and the balance of this Agreement shall remain in full force and effect. If a court of competent jurisdiction rules that any restriction of this Agreement is unreasonable, the court shall modify or revise such restriction to include the maximum reasonable restriction allowed by law. The parties agree that equitable relief (injunction or specific performance) is a necessary and appropriate remedy for Employee's violation of Section 4.

9. Governing Law. This Agreement shall be governed by the laws of Michigan.

10. Notices. Any notice to be given under this Agreement shall be in writing, personally delivered or sent by next day overnight delivery or certified mail, and sent if to Company to its corporate offices and, if to Employee to her residence.


ALTERNATE MARKETING NETWORKS, INC.     SANDRA J. SMITH ("Employee")

By:  /s/Phillip D. Miller              /s/Sandra J. Smith
Title: CEO                             Date: 6/15/01
Date: 6/15/01





































                         CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (File No. 333-88129) of Alternate Marketing Networks, Inc. of our report dated March 15, 2002 relating to the financial statements, which appear in this Form 10-KSB.

/s/PRICEWATERHOUSECOOPERS, LLP

Grand Rapids, Michigan
March 28, 2002