Form 10QSB
period 2002-03-31
ALTERNATE MARKETING NETWORKS INC
filed 2002-05-14
CIK 949244

United States
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-QSB




[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2002

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


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

As of May 5, 2002, 4,586,005 shares of the issuer's common stock were outstanding.

                       This report contains 15 pages.










                       ALTERNATE MARKETING NETWORKS, INC.

                               FORM 10-QSB

                                  INDEX



                                                                        Page
PART I.     Financial Information:                                       No.

            Condensed Consolidated Balance Sheets - March 31, 2002,
             and December 31, 2001. . . . . . . . . . . . . . . . . . . . 3-4

            Condensed Consolidated Statements of Operations - three
             months ended March 31, 2002 and 2001. . . . . . . . . . . . . .5

            Condensed Consolidated Statements of Cash Flows - three
             months ended March 31, 2002 and 2001 . . . . . . . . . . . . . 6

            Notes to Condensed Consolidated Financial Statements. . . . .7-10

            Management's Discussion and Analysis or Plan
             of Operation. . . . . . . . . . . . . . . . . . . . . . . .11-13

PART II.    Other Information:

            Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .14

            Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . .15



























Part I.  Financial Information

             ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES

                    Condensed Consolidated Balance Sheets


                                  ASSETS
                                                March 31,      December 31,
                                                  2002             2001
                                               (unaudited)
                                               ------------    ------------
Current assets:
     Cash and cash equivalents                 $ 1,297,384     $ 3,783,082
     Accounts receivable, trade, less
      allowance of $100,000 at March 31
      and December 31                            2,867,707       3,063,875
     Prepaid expenses and other assets             168,914         160,005
     Refundable federal income tax                 180,000         180,000
                                               ------------    ------------
          Total current assets                   4,514,005       7,186,962

Property and equipment:
     Computer equipment                            272,637         272,637
     Furniture and fixtures                        150,292         150,292
                                               ------------    ------------
                                                   422,929         422,929
     Accumulated depreciation and
      amortization                                (353,935)       (345,603)
                                               ------------    ------------
                                                    68,994          77,326

Computer software, net                              56,238          66,991

Goodwill, net                                    2,004,947       2,004,947
                                               ------------    ------------
                                               $ 6,644,184     $ 9,336,226
                                               ============    ============














                                  Continued




             ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES

                    Condensed Consolidated Balance Sheets


                                 LIABILITIES

                                                March 31,      December 31,
                                                  2002             2001
                                               (unaudited)
                                               ------------    ------------
Current liabilities:
     Accounts payable                          $ 1,263,020      $1,596,613
     Accrued liabilities                           157,632         184,652
     Deferred revenue                               62,076          15,625
     Dividend payable                                            2,293,052
                                               ------------    ------------
          Total current liabilities              1,482,728       4,089,942



Commitments and contingencies

                              SHAREHOLDERS' EQUITY

Preferred stock-no par value, 2,000,000
 authorized, no shares issued and outstanding
Common stock-no par value, voting, 14,000,000
 authorized shares; 4,586,005 shares issued
 and outstanding at March 31, 2002 and
 December 31, 2001                              11,708,282      11,708,282
Accumulated losses, through September 30, 1993
 (Note 4)                                       (1,291,039)     (1,291,039)
                                               ------------    ------------
          Total common stock                    10,417,243      10,417,243

Accumulated losses, since October 1, 1993
 (Note 4)                                       (5,255,787)     (5,170,959)
                                               ------------    ------------
          Total shareholders' equity             5,161,456       5,246,284
                                               ------------    ------------
                                               $ 6,644,184     $ 9,336,226
                                               ============    ============







  The accompanying notes are an integral part of the condensed consolidated financial statements.





             ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES

              Condensed Consolidated Statements of Operations

                                                Three months ended
                                                     March 31,
                                           ----------------------------
                                                2002           2001
                                           -------------  -------------
                                                   (unaudited)
Net sales                                    $4,081,545     $3,560,097
Cost of sales                                 3,171,929      2,750,919
                                            ------------   ------------
     Gross profit                               909,616        809,178
Selling, general and administrative expenses  1,002,258      1,075,662
                                            ------------   ------------
Loss from operations                        (    92,642)   (   266,484)
Other income (expense), net                       7,814         45,596
                                            ------------   ------------
Net loss                                    ($   84,828)   ($  220,888)
                                            ============   ============
Net loss per share: (Note 3)
 Basic                                      ($      .02)   ($      .05)
                                            ============   ============
 Diluted                                    ($      .02)   ($      .05)
                                            ============   ============

Weighted average number of shares
 outstanding: (Note 3)
 Basic                                        4,586,005      4,679,018
                                            ============   ============
 Diluted                                      4,586,005      4,679,018
                                            ============   ============






  The accompanying notes are an integral part of the condensed consolidated financial statements.
















            ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES

              Condensed Consolidated Statements of Cash Flows



                                                    Three months ended
                                                         March 31,
                                               --------------------------
                                                   2002          2001
                                               ------------  ------------
                                                      (unaudited)

Net cash flows from (used in)operating
 activities                                    ($  192,696)  $   202,078
                                               ------------  ------------
Net cash flows used in investing activities                  (       787)
                                               ------------  ------------
Net cash flows used in financing activities    ( 2,293,002)  (    34,144)
                                               ------------  ------------
Net increase (decrease) in cash and
 cash equivalents                              ( 2,485,698)      167,147

Cash and cash equivalents, beginning
 of period                                       3,783,082     3,196,179
                                               ------------  ------------
Cash and cash equivalents, end of
 period                                         $1,297,384   $ 3,363,326
                                               ============  ============


























  The accompanying notes are an integral part of the condensed consolidated financial statements.
            ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)

1.   Summary of Significant Accounting Policies:

     The interim financial data is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the results of operations for the interim periods. The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results of operations expected for the year ending December 31, 2002.

     Certain prior year amounts have been reclassified to conform with current year classifications.

     The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's financial statements filed as part of the Company's Form 10-KSB for the fiscal year ended December 31, 2001.
This quarterly report should be read in conjunction with the Form 10-KSB.

2.   Income Taxes:

     At March 31, 2002, the Company had net operating loss carryforwards of approximately $2,480,000, which are available to reduce future taxable income. Related deferred tax assets are fully reserved for. These carryforwards expire in 2006 to 2013. Net operating loss carryforwards related to the operations of National Home Delivery, Inc. prior to the pooling of interest are subject to certain annual limitations. The Company does not recognize any income tax benefit based upon managements' estimate of the realizability of deferred tax assets.















             ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
                                 (unaudited)

3.   Net Loss Per Share Calculations:

     The following tables illustrate the calculations of basic loss per share and diluted loss per share.
                                                 Three months ended
                                                      March 31,
                                            ---------------------------
                                                 2002           2001
                                            ------------   ------------
Income (Numerator):
  Net loss:                                 ($    84,828)   ($  220,888)
                                            =============   ============
Shares (Denominator):
  Basic loss per share:
  Actual weighted average shares outstanding   4,586,005      4,679,018
                                             ============   ===========

  Basic loss per share:
   Net loss per share                      ($        .02) ($        .05)
                                            ============   ============

  Diluted loss per share:
  Actual weighted average shares
   outstanding                                 4,586,005      4,679,018
   Shares upon conversion of warrants and
      options                                      *              *
                                            ------------   ------------
   Adjusted shares outstanding                 4,586,005      4,679,018
                                            ============   ============

  Diluted loss per share:
   Net loss per share                      ($        .02) ($        .05)
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

     * Advertising and Marketing - includes newspaper advertising and online marketing;

     * Logistics Marketing - includes the delivery and marketing of telephone directories, as well as, tracking, verification and transportation services.

     Management evaluates segment profitability by reviewing gross profits. Substantially all of the Company's revenues are generated in the United States.

     Segment analysis is provided in the tables below.

                                                  Three months ended
                                                        March 31,
                                               ---------------------------
                                                   2002           2001
                                               ------------   ------------
Revenues:
Advertising and marketing                      $ 3,292,609    $ 2,320,996
Logistics marketing                                788,936      1,239,101
                                               -----------    -----------
Total revenues                                 $ 4,081,545    $ 3,560,097
                                               ===========    ===========

Gross Profits:
Advertising and marketing                      $   571,905    $   443,726
Logistics marketing                                337,711        365,452
                                               -----------    -----------
Total gross profit                                 909,616        809,178

Selling, general & administrative expenses       1,002,258      1,075,662
Other income, net                                    7,814         45,596
                                               -----------    -----------
Income (loss) before income taxes             ($    84,828)   ($  220,888)
                                               ===========    ===========
Gross Profit Percentages:
Advertising and marketing                           17.4%          19.1%
Logistics marketing                                 42.8%          29.5%
                                               -----------    -----------
Total Gross Profit                                  22.3%          22.7%
                                               ===========    ===========






             ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
                                 (unaudited)

6.   Recent Accounting Pronouncements:

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

     Regarding the elimination of goodwill and indefinite-lived intangible amortization, this change has been made prospectively upon adoption of the new standard as of January 1, 2002. Earnings information for prior periods is disclosed, exclusive of comparable amortization expense that is eliminated in post-2001 periods as follows:

                                   Three months ended March 31, 2001
                                        Reported        Earnings
                                        Numbers         Per Share

     Reported income (loss)            ($220,888)       ($0.05)
     Add back amortization expense        37,391         $0.01
     Comparable net income (loss)      ($183,497)       ($0.04)

     Management is in the process of performing the transitional impairment testing of goodwill under the provisions of SFAS No. 142. Management has not yet determined the impact of such transitional impairment testing on the carrying value of goodwill.

     The Company continues to amortize intangible assets consisting of software over three to five years. As of March 31, 2002, the unamortized balance of software consisted of $115,205 less accumulated amortization of $58,967. Amortization expense for the period ending March 31, 2002 was $10,753.

7.   Subsequent Events:

     On April 9, 2002, the Company entered into an Agreement and Plan of Reorganization pursuant to which it will acquire Hencie, Inc. Hencie, Inc. is an information technology company offering solutions and applications for a broad range of clients and industry segments. The Company will issue one share of its common stock for 3.563 shares of Hencie common stock to the Hencie shareholders in an all stock transaction. The acquisition is subject to shareholder ratification at the annual shareholders meeting which is currently scheduled to be held July 17, 2002, with an effective date of August 1, 2002.


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

     During the quarter ended March 31, 2002, the Company continued to focus on improving the efficiency and profitability of the two segments through cost controls, time management, and technological improvements. In addition, the Company continued to seek alliances and acquisitions which could improve shareholder value and paid out a special one-time cash dividend of $0.50 per share to shareholders in January 2002.

Results of Operation

     Net sales: Net sales increased approximately 15% for the quarter ending March 31, 2002 as compared to last year. The advertising and marketing group recognized an increase of approximately 42%, or $972,000, over the previous year attributable to new clients and increased sales to existing automotive industry clients. The logistics marketing group recognized a decrease of approximately 36% over the previous year of which approximately $155,000 was from the telephone directory delivery area and approximately $295,000 was attributable to the transportation logistics area.

     Gross margin: The gross margin of the total company remained approximately the same, 22.3% in 2002 as compared to 22.7% 2001. However, the advertising and marketing group realized a decrease from 19.1% in 2001 to 17.4% in 2002 due to competitive forces from clients and newspapers. The logistics marketing group recognized a significant increase of margins from 29.5% in 2001 to 42.8% in 2002 due to cost containment, planning, and improved economic factors such as an improved supply of labor.

     Selling, general and administrative expenses: These expenses decreased approximately 7% over the quarter from the previous year. This was primarily due to the Company continuing to closely monitor overhead items and search for potential additional reductions. The current year quarter also included approximately $15,000 of expenses associated with acquisition and merger initiatives.

     Other income: Interest income for the quarter ending March 31, 2002 was $7,814 as compared to $45,596 in the previous year's quarter. This reduction was largely due to the reduced cash balance after the dividend payment in January 2002 of $2,293,002.

     Income taxes: The Company does not recognize any income tax benefit based upon managements' estimate of the realizability of deferred tax assets.

Liquidity and Capital Resources

     During the first quarter of 2002, the Company recognized a decrease in cash of $2,485,698. During the same quarter of 2001, the Company recognized an increase in cash of $167,147.

     The net losses for 2002 and 2001 included non-cash expenses for depreciation and amortization of $8,332 and $10,753, respectively, for the 2002 quarter, compared to non-cash expenses for depreciation and amortization of $12,244 and $41,591, respectively, for the 2001 quarter. The amortization expense for the 2001 quarter included $37,391 for goodwill amortization. Other changes to cash were working capital fluctuations.

     Cash flow used in financing activities for the period ending March 31, 2002 represents the cash dividend announced in December 2001 and paid in January 2002 of $2,293,002.

     In addition, during the 2001 quarter cash was used for additions to property and equipment totaling $787. Also, during the 2001 quarter the Company used cash to repurchase 25,600 shares of common stock for $34,144.

     The Company has a $1,000,000 bank line of credit for its subsidiary, National Home Delivery, Inc. and a $500,000 line of credit for its subsidiary, Alternate Postal Direct, Inc. Available borrowings are based upon 65% of eligible accounts receivable, not more than 90 days old. The agreements were executed on March 12, 2002 and expire May 1, 2003, bear interest payable monthly at the bank's prime rate. The agreements are collateralized by all accounts receivable and equipment and are subject to certain restrictive financial covenants relating to working capital and tangible net worth. There were no borrowings outstanding as of March 31, 2002.

     The Company believes that these credit facilities along with its current cash balance will be sufficient to fund its current growth plans as well as meet its presently anticipated capital requirements for the foreseeable future.

Outlook for the Future

     The Company will continue in 2002 to work toward completion of its recently announced strategic acquisition as well as focus on its core groups.

     The Advertising and Marketing Group, US Suburban Press (USSPI), will continue to expand its newspaper advertiser capabilities by using recently developed proprietary software to handle contracts and orders and to streamline its ad placement process. This expansion should make USSPI more attractive to national advertisers, who prefer to work with a single party. This initiative should also mitigate the negative impact on gross margins from national advertisers who seek to lower advertising rates while newspapers seek increases.

     In 2002 the Logistics Marketing Group expects to maintain recent gains in gross margins by controlling direct costs.

     The Company plans to closely monitor overhead to better reflect its current operational needs while maintaining strong support for all core business functions and growth objectives.

     On April 9, 2002, the Company entered into an agreement for the acquisition of Hencie, Inc., a Texas-based information technology solutions provider, in an all-stock transaction. The agreement is subject to shareholder ratification at the annual shareholders meeting to be held July 23, 2002 and will be effective on August 1, 2002. The Company expects the Hencie business to offer a third segment of services to its existing customers.

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

                                        ALTERNATE MARKETING NETWORKS, INC.


Date: May 14, 2002                       By: /s/Phillip D. Miller
                                            Phillip D. Miller
                                            Chief Executive Officer

                                         By: /s/Sandra J. Smith
                                            Sandra J. Smith
                                            Chief Financial Officer