Form 10QSB
period 2002-06-30
ALTERNATE MARKETING NETWORKS INC
filed 2002-08-19
CIK 949244

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549

                                 FORM 10-QSB




[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2002

                                    OR



[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934


                       Commission File Number 0-26624
                      ALTERNATE MARKETING NETWORKS, INC.
     (Exact name of small business issuer as specified in its charter)

     DELAWARE                                       38-2841197
(State or other jurisdiction of                    (IRS Employer
incorporation or organization)                      Identification No.)

One Ionia, SW, Suite 520, Grand Rapids, Michigan       49503
(Address of principal executive offices)               (Zip Code)

      616-235-0698                               FAX 616-235-3405
(Issuer's telephone number, including area code)


     Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X] No[ ]

As of August 6, 2002, there were 8,802,028 shares of the issuer's common stock, par value $0.01 per share, outstanding.












             ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES

                               FORM 10-QSB

                            TABLE OF CONTENTS




                                                                       Page
PART I.  FINANCIAL INFORMATION:                                        No.

Item 1.  Financial Statements.

         Condensed Consolidated Balance Sheets - June 30, 2002,
          and December 31, 2001. . . . . . . . . . . . . . . . . . . . . 3

         Condensed Consolidated Statements of Operations - three
          and six months ended June 30, 2002 and 2001. . . . . . . . . . 5

         Condensed Consolidated Statements of Cash Flows - six
          months ended June 30, 2002 and 2001. . . . . . . . . . . . . . 6

         Notes to Condensed Consolidated Financial Statements. . . . . . 7

Item 2.  Management's Discussion and Analysis or Plan
          of Operation. . . . . . . . . . . . . . . . . . . . . . . . . 11

PART II. OTHER INFORMATION:

Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . 18

Item 2.  Changes in Securities and Use of Proceeds. . . . . . . . . . . 18

Item 3.  Defaults Upon Senior Securities. . . . . . . . . . . . . . . . 18

Item 4.  Submission of Matters to a Vote of Security Holders. . . . . . 18

Item 5.  Other Information. . . . . . . . . . . . . . . . . . . . . . . 18

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . .  18

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20














Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

             ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES

                    Condensed Consolidated Balance Sheets

                                  ASSETS
                                                  June 30,     December 31,
                                                   2002            2001
                                                (unaudited)
                                               ------------     ------------
Current assets:
     Cash and cash equivalents                 $1,257,834       $3,783,082
     Accounts receivable, trade, net of
      allowance of $100,000 at June 30,
      2002 and December 31, 2001                3,136,959        3,063,875
     Prepaid expenses and other current
      assets                                       97,079          160,005
     Refundable federal income tax                180,000          180,000
                                               ----------       ----------
          Total current assets                  4,671,872        7,186,962

Property and equipment, net                        60,662           77,326

Other assets:
     Computer software, net                        45,485           66,991
     Deferred acquisition costs                   206,504               --
     Goodwill, net                                800,889        2,004,947
                                               ----------       ----------
          Total other assets                    1,052,878        2,071,938
                                               ----------       ----------
          Total assets                         $5,785,412       $9,336,226
                                               ==========       ==========








                                  Continued










             ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES

                    Condensed Consolidated Balance Sheets

                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                 June 30,      December 31,
                                                   2002            2001
                                               (unaudited)
                                               -----------     -----------
Current liabilities:
     Notes payable, bank                        $  165,000      $       --
     Accounts payable                            1,528,097       1,596,613
     Accrued liabilities                           191,636         184,652
     Deferred revenue                                9,375          15,625
     Dividend payable                                   -        2,293,052
                                                ----------      ----------
          Total current liabilities              1,894,108       4,089,942

Commitments and contingencies (Note 7)

Shareholders' equity:
     Common stock-no par value, voting,
      14,000,000 authorized shares; 4,586,005
      shares issued and outstanding at June 30,
      2002 and December 31, 2001                11,708,282      11,708,282
     Accumulated losses, through September 30,
      1993 (Note 4)                             (1,291,039)     (1,291,039)
                                                ----------      ----------
          Total common stock                    10,417,243      10,417,243

     Accumulated losses, since October 1,
      1993 (Note 4)                             (6,525,939)     (5,170,959)
                                                ----------      ----------
          Total shareholders' equity             3,891,304       5,246,284
                                                ----------      ----------
          Total liabilities and
           shareholders' equity                 $5,785,412      $9,336,226
                                                ==========      ==========





        See notes to the condensed consolidated financial statements.









             ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES

              Condensed Consolidated Statements of Operations

                                 Three months ended       Six months ended
                                       June 30,                June 30,
                              ----------------------  ------------------------
                                 2002        2001        2002        2001
                              ----------  ----------  -----------  -----------
                                   (unaudited)              (unaudited)
Net sales                    $4,236,940  $4,202,135  $ 8,318,485  $ 7,762,232
Cost of sales                 3,325,403   3,302,604    6,497,332    6,053,523
                               ---------  ----------  -----------  -----------
     Gross profit               911,537     899,531    1,821,153    1,708,709
Selling, general and
 administrative expenses        982,673   1,093,230    1,984,931    2,168,892
                             ----------  ----------  -----------  -----------
Loss from operations         (   71,136) (  193,699) (   163,778) (   460,183)
Other income (expense), net       5,042      34,441       12,856       80,037
                             ----------  ----------  -----------  -----------
Loss before accounting
 change                      (   66,094) (  159,258) (   150,922) (   380,146)
Cumulative effect of
 accounting change (Note 6)           -           -  ( 1,204,058)        --
                             ----------  ----------  -----------  -----------
Net loss                     ($  66,094) ($ 159,258) ($1,354,980) ( $ 380,146)
                             ==========  ==========   ==========  ===========
Net loss per share (Note 3)
Basic and diluted loss per share:
 Loss before accounting
  change                    ($     .01) ($     .03) ($      .03) ($      .08)
 Cumulative effect of
  accounting change                   -           -  (       .26)          --
                             ----------  ----------  -----------  -----------
 Net loss                    ($     .01) ($     .03) ($      .29) ($      .08)
                             ==========  ==========  ===========  ===========

Weighted average number of shares
 outstanding: (Note 3)
  Basic and diluted           4,586,005   4,601,508    4,586,005    4,640,049
                             ==========  ==========  ===========  ===========






        See notes to the condensed consolidated financial statements.







             ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES

              Condensed Consolidated Statements of Cash Flows

                                                    Six months ended
                                                        June 30,
                                               --------------------------
                                                   2002          2001
                                               ------------  ------------
                                                      (unaudited)
Operating Activities:
Net loss                                       ($1,354,980)  ($  380,146)
Depreciation and amortization                       38,170       112,386
Cumulative effect of accounting change           1,204,058            --
Net change in operating assets and
 liabilities                                   (   284,444)       47,628
                                                ----------    ----------
Net cash used in operating activities          (   397,196)  (   220,132)
                                                ----------    ----------
Net cash used in investing activities                    -   (     5,006)
                                                ----------    ----------
Financing Activities:
Payment of dividend payable                    ( 2,293,052)           --
Increase in notes payable                          165,000            --
Repurchase of common stock                              --   (   114,065)
                                                ----------    ----------
Net cash used in financing
 activities                                    ( 2,128,052)  (   114,065)
                                                ----------    ----------
Net decrease in cash and cash
 equivalents                                   ( 2,525,248)  (   339,203)

Cash and cash equivalents, beginning
 of period                                       3,783,082     3,196,179
                                                ----------    ----------
Cash and cash equivalents, end of
 period                                         $1,257,834    $2,856,976
                                                ==========    ==========











       See notes to the condensed consolidated financial statements.



             ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)

1.  Summary of Significant Accounting Policies:

     The interim financial data is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for the interim periods. The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. The results of operations for the three months and six months ended June 30, 2002 are not necessarily indicative of the results of operations expected for the year ending December 31, 2002.

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

2.   Income Taxes:

    At June 30, 2002, the Company had net operating loss carryforwards of approximately $2,550,000, which are available to reduce future taxable income. Related deferred tax assets are fully reserved for. These carryforwards expire in 2006 to 2013. Net operating loss carryforwards relate to the operations of National Home Delivery, Inc. prior to the pooling of interest and are subject to certain annual limitations. The Company does not recognize any income tax benefit based upon management's estimate of the realizability of deferred tax assets.

3.   Net Loss Per Share Calculations:

     Earnings (loss) per basic share is calculated by dividing net income
(loss) available to common shareholders by the weighted average shares of common stock outstanding during the period. Diluted earnings (loss) per share is calculated by dividing the net income available to common shareholders by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive shares outstanding. Stock options and warrants were excluded from the calculation of the loss per share due to the net loss and the exercise prices of the options and warrants exceeding the average market price of the common stock.


4.   Accumulated Losses:

     Accumulated losses, through September 30, 1993, represent the losses and capital of the Company during the period of time it was a subchapter S corporation. All subsequent losses of the combined entities are presented under Accumulated losses, since October 1, 1993.

5.   Segment Information:

     The Company evaluates profitability and allocates assets and resources by dividing its business into two operating segments by product areas: Advertising and Marketing, which includes newspaper advertising and online marketing; and Logistics, which includes the delivery and marketing of telephone directories, as well as, tracking, verification and transportation services. Management evaluates segment profitability by reviewing gross profits. Substantially all of the Company's revenues are generated in the United States.

     Segment analysis is provided in the tables below.

                                 Three months ended        Six months ended
                                       June 30,                June 30,
                              ----------------------  ------------------------
                                 2002        2001        2002         2001
                              ----------  ----------  -----------  -----------
Revenues:
 Advertising and Marketing    $3,320,664  $2,505,984  $6,613,273   $4,826,980
 Logistics                       916,276   1,696,151   1,705,212    2,935,252
                              ----------  ----------  ----------   ----------
Total Revenues                $4,236,940  $4,202,135  $8,318,485   $7,762,232
                              ==========  ==========  ==========  ===========

Gross Profits:
 Advertising and Marketing    $  511,230  $  406,006  $1,083,135   $  849,732
 Logistics                       400,307     493,525     738,018      858,977
                              ----------  ----------  ----------   ----------
Total Gross Profit               911,537     899,531   1,821,153    1,708,709

Selling, general &
 administrative expenses         982,673   1,093,230   1,984,931    2,168,892
Other income, net                  5,042      34,441      12,856       80,037
                              ----------  ----------  ----------   ----------
Loss before accounting change ($  66,094)($  159,258)($  150,922) ($ 380,146)
                              ==========  ==========  ==========   ==========

Gross Profit Percentages:
 Advertising and Marketing        15.4%       16.2%       16.4%        17.6%
 Logistics                        43.7%       29.1%       43.2%        29.3%
                              ----------  ----------  ----------   ----------
Total Gross Profit                21.5%       21.4%       21.9%        22.0%
                              ==========  ========== ===========  ===========




6.  Change in Accounting for Goodwill Impairment and Amortization:

     In July 2001, the FASB issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Intangible Assets." Both of these Standards provide guidance on how companies account for acquired businesses and related disclosure issues.

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

     In connection with the adoption of SFAS No. 142, the Company allocated goodwill to each of its reporting units and tested this goodwill for impairment as of January 1, 2002. The Company completed the impairment testing during the second quarter ending June 30, 2002. As a result, an impairment charge of $1,204,058 was recorded to goodwill assigned to the Logistics reporting unit. The remaining goodwill of $800,889 at June 30, 2002 is assigned to the
Advertising and Marketing reporting unit.   The fair value of the reporting
units was estimated using a combination of valuation techniques including the discounted present value of future cash flows and management's estimated values to a third party buyer.

     The charge was recorded as a cumulative effect of an accounting change of $1,204,058 or $0.26 per share as of January 1, 2002 in the six months ended June 30, 2002, in the accompanying condensed consolidated statements of operations. The previously reported results of operations for the three months ended March 31, 2002, have been restated by these same amounts as follows:

                                       As Reported      As Restated
                                       -----------      -----------
  Loss before accounting change        ($   84,828)     ($   84,828)
  Cumulative effect of accounting
   change                                       --      ( 1,204,058)
                                        ----------       ----------
  Net loss                             ($   84,828)     ($1,288,886)
                                        ==========       ==========
  Basic and diluted loss per share:
   Loss before accounting change       ($     0.02)     ($     0.02)
   Cumulative effect of accounting
    change                                       -      (      0.26)
                                        ----------       ----------
   Net loss                            ($     0.02)     ($     0.28)
                                        ==========       ==========

     Regarding the elimination of goodwill and indefinite-lived intangible amortization, this change has been made prospectively upon adoption of SFAS No. 142 as of January 1, 2002. Results of operations for prior periods is disclosed, exclusive of comparable amortization expense that is eliminated in post-2001 periods as follows:



                                 Three months ended    Six months ended
                                   June 30, 2001         June 30, 2001
                                  Amount   Per Share   Amount   Per Share
  Net loss as reported           ($159,258) ($0.03)   ($380,146) ($0.08)
  Add back amortization expense     37,391   $0.00       74,782   $0.01
  Comparable net income (loss)   ($121,867) ($0.03)   ($305,364) ($0.07)

     The Company continues to amortize intangible assets consisting of software over three to five years. As of June 30, 2002, the unamortized balance of software consisted of $115,205 less accumulated amortization of $69,720. Amortization expense for the three months and six months ending June 30, 2002 was $10,753 and $21,506, respectively.

7.   Subsequent Events:

     In July 2002, the Company declared and paid a cash dividend to its shareholders of $0.10 per share or $458,601.

     On May 31, 2002, the Company entered into an Amended and Restated Agreement and Plan of Reorganization pursuant to which it would acquire Hencie, Inc. Hencie, Inc. is an information technology company offering solutions and applications for a broad range of clients and industry segments. The acquisition was ratified at the annual shareholder meeting held July 23, 2002. The effective date of the acquisition was August 1, 2002. In exchange for approximately 80% of Hencie's common shares, the Company issued 3,982,323 shares of its common stock utilizing an exchange ratio of 1 share of its common stock for 3.563 shares of Hencie common stock. The business of Hencie will add a third operating segment to the Company's services. Costs directly related to this acquisition of $206,504 are deferred at June 30, 2002.

    The purchase price allocation for the Hencie acquisition has not been finalized. However, on a preliminary basis, the Company currently estimates that the common shares issued will be valued at approximately $2.7 million, and Hencie's net liabilities assumed by the Company are $4.3 million, which will result in goodwill and other intangible assets of approximately $7.0 million. Under SFAS No. 142, any goodwill and other indefinite lived assets will not be subject to amortization but will be tested for impairment at least annually.

     At the closing of the Hencie acquisition, the Company paid approximately $609,000 to the Internal Revenue Service to satisfy an amount owed by Hencie, which was included in the net liabilities assumed. Also, the Company reached a settlement agreement with Edge Technology Group, Inc. for the settlement of Hencie debt, which was included in the net liabilities assumed. The aggregate amount of the obligation under the Settlement Agreement was $1,650,000 and calls for future monthly payments of $60,000 principal and interest at 8%. As of August 7, 2002, the outstanding balance was $1,561,918. After three monthly installments are paid and certain other conditions are satisfied, a credit of $450,000 may be applied to the settlement amount.

     On August 1, 2002, the Company reincorporated in Delaware and exchanged its common stock, no par value, for new common stock, $0.01 par value.



Item 2.  Management's Discussion and Analysis or Plan of Operation

     The information in this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. Words such as "may," "might," "will," "would," "should," "could," "project," "estimate," "pro forma," "predict," "potential," "strategy," "anticipate," "plan to," "believe," "continue," "intend," "expect" and words of similar expression (including the negative of any of the foregoing) are intended to identify forward-looking statements. Additionally, forward-looking statements in this report include statements relating to the design, development, and implementation of our products; the strategies underlying our business objectives; the benefits to our customers and their trading partners of our products; our liquidity and capital resources; and the impact of our acquisitions and investments on our business, financial conditions, and operating results.

     Our forward-looking statements are not meant to predict future events or circumstances and may not be realized because they are based upon current expectations that involve risks and uncertainties. Actual results and the timing of certain events may differ materially from those currently expected as a result of these risks and uncertainties. Factors that may cause or contribute to a difference between the expected or desired results and actual results include, but are not limited to, dependence upon software vendors, inability to maintain Nasdaq SmallCap Market listing, inability to obtain adequate financing, insufficient cash flows and resulting illiquidity, inability to expand business, inability to manage planned expansion, lack of diversification, changes in levels of sales, increased competition, changing customer relationships, results of arbitration and litigation, stock volatility, the timing of receipt of orders, the implementation of the Company's reorientation as a marketing services company, the effectiveness of the marketing programs success in developing and capitalizing on strategic alliances, and integration of Hencie, Inc. (a recent acquisition) in the Company's business operations. Given these uncertainties, investors are cautioned not to place undue reliance on our forward-looking statements. We disclaim any obligation to update these factors or to announce publicly the results of any revisions to any of the forward-looking statements contained in this report to reflect future events or developments.

     Investors should read the following discussion and analysis in conjunction with the sections entitled "Risk Factors - Risks Related to the Transaction" and "Risk Factors - Risks Related to the Business of New ALTM after the Transaction" of the most recent Proxy Statement filed by the Company, our Condensed Consolidated Financial Statements and the related notes thereto included in Item 1 of Part I of this report, and our other documents as filed by the Company from time to time with the Securities and Exchange Commission.

Overview and Plan of Operation

     Alternate Marketing Networks, through its subsidiaries, is a single-source provider of outsourcing and marketing services. As of June 30, 2002, the Company served the newspaper, consumer package goods, telecommunications, automotive, and tourism industries with both short-term and long-term contracts and offered comprehensive services through two primary groups of services: (I) Advertising and Marketing Group and (II) Logistics Group.

     * Advertising and Marketing Group. This product group consists of U.S. Suburban Press ("USSPI") and ilikesamples.com. Services provided by this group include suburban newspaper advertising, Hispanic newspaper advertising, and deliveries of product samples to targeted consumers via the Internet.

     * Logistics Group. This product group consists of Alternate Postal Direct and Total Logistics. Services include the delivery of telephone directories for regional and national companies, as well as tracking, verification and transportation of other goods.

     With the completion of the acquisition of Hencie, Inc., a Texas-based information technology solutions provider on August 1, 2002, the Company added a third area of business: Technology Services. The Technology Services Group will consist of Hencie and will provide system integration solutions to a broad range of middle market companies in the manufacturing, distribution, energy, and travel and hospitality industries. The Company will provide outsourcing functions to all of its clients through its three areas of services.

Accounting Policies Estimates and Judgements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Assumptions and estimates of future earnings and cash flows are used in the periodic analyses of the recoverabilty of goodwill, deferred tax assets, and property, plant and equipment. Historical experience and trends are used to estimate reserves, including reserves for bad debts. To the extent that future earnings, cash flows and costs and losses are determined to be different from the assumptions and estimates used, adjustments may be required.

     In connection with the adoption of SFAS No. 142, the Company allocated goodwill to each of its reporting units and tested this goodwill for impairment as of January 1, 2002. The Company completed the impairment testing during the second quarter ending June 30, 2002. As a result, an impairment charge of $1,204,058 was recorded to goodwill assigned to the Logistics reporting unit. The fair value of the reporting units was estimated using a combination of valuation techniques including the discounted present value of future cash flows and management's estimated values to a third party buyer.

     The charge was recorded as a cumulative effect of an accounting change in the amount of $1,204,058 or $0.26 per share as of January 1, 2002 in the six months ended June 30, 2002, in the accompanying condensed consolidated statements of operations.

Results of Operations - Quarter

     Net sales: During the second fiscal quarter ended June 30, 2002, combined sales remained relatively constant as compared to the same period in the preceding year, although the mix of revenues changed significantly. Net sales increased $34,805 (0.82%) for the three months ended June 30, 2002 to $4,236,940 from $4,202,135 for the three months ended June 30, 2001. This increase was due to an approximate increase of $836,000 in revenue related to suburban newspaper advertising resulting from sales to new customers and additional sales volume to existing clients, offset by an approximate decrease of $361,000 related to logistics and transportation due to the expiration of some client orders from the packaged goods industry, and an approximate decrease of $419,000 related to the delivery of telephone directories resulting from the expiration of a specific contract, and the Company's decision to focus on its largest core directory client.

     Gross profit: The gross margin for this year's quarter remained relatively constant as compared to the same period in the previous year (21.5% for 2002 and 21.4% for 2001).

                                 Three months ended      Six months ended
                                      June 30,                June 30,
                                 ------------------      -----------------
                                  2002        2001        2002        2001
                                 -------    -------      -------    ------
Gross Margin Percentages:
 Advertising and Marketing        15.4%       16.2%       16.4%        17.6%
 Logistics                        43.7%       29.1%       43.2%        29.3%
                              ----------  ----------  ----------   ----------
Total Gross Margin                21.5%       21.4%       21.9%        22.0%
                              ==========  ========== ===========  ===========

     The gross profit increased $12,006 (0.1%) to $911,537 for the three months ended June 30, 2002 from $899,531 for the three months ended June 30, 2001.
The mix of revenues causes the gross profit to fluctuate based on gross profit levels of individual product lines and the percentage of total revenue that each product line produces. While the telephone directory division recognized an increase in gross margin from 32% in 2001 to 50% in 2002, the combined gross margin of the Company was not affected due to the decrease in revenues associated with this revenue stream. The gross margins generally range from 15% to 20% for the Advertising and Marketing Group, and 30% to 50% for the Logistics Group (See Note 5 in NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS for more information on the mix of revenues and direct costs.)

     Selling, general and administrative expenses: During the quarter ending June 30, 2002, selling, general and administrative expenses decreased $110,557 (10%) to $982,673 from $1,093,230 for the three months ended June 30, 2001.
The Company has a variable overhead component relating to the delivery of telephone directories which causes fluctuations in overhead from quarter to quarter; as sales from this product line have decreased, the overhead associated with it has also decreased. In addition, the Company has closely monitored overhead items to search for potential reductions in fixed overhead and as a result has terminated an outsourcing relationship previously used by the Advertising and Marketing Group, and is currently providing these services internally. As a result, for the quarter ending June 30, 2002, the Company realized savings in overhead expenses of approximately $30,000 as compared to the quarter ending June 30, 2001. During the quarter ending June 30, 2002, the Company also recognized a decrease in amortization expense of approximately $37,000 as a result of the elimination of goodwill amortization pursuant to FAS No. 142 (See Note 6 in NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS for more information on the implementation of FAS No. 142).

     Other income (expense), net: Other income (expense), net consists of
interest income and interest expense.   Interest income for the three months
ended June 30, 2002 and 2001 was $5,475 and $34,441, respectively. Interest expense was $433 during the 2002 period and $0 during the 2001 period. The decrease in interest income is largely due to the payment of a cash dividend of $2,293,052 in January of 2002. The interest expense was interest incurred on the outstanding balance on the Company's lines of credit.

Results of Operations - Six Months

         Net sales: Net sales increased approximately 7%, or $556,000, for the six months ending June 30, 2002 as compared to the same period last year. An increase in revenue of approximately $1,837,000 from the suburban newspaper advertising revenue stream was offset by decreases from logistics and transportation of approximately $656,000 and $574,000 from the delivery of telephone directories.

     Gross profit: For the six month period ending June 30, 2002, the gross margin remained relatively the same as the preceding year (21.9% in 2002 and 22.0% in 2001). The gross profit increased $112,444 (7%) to $1,821,153 for the six months ended June 30, 2002 from $1,708,709 for the six months ended June 30, 2001. Gross margins generally range from 15% to 20% for the Advertising and Marketing Group, and 30% to 50% for the Logistics group. The telephone directory division recognized an increase in gross margin from 33% in 2001 to 51% in 2002; however, the combined gross margin of the Company was not affected due to the decrease in revenues associated with this revenue stream (See Note
5 in NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS for more information on the mix of revenues, direct costs, and gross profit percentages).

     Selling, general and administrative expenses: For the six months ended June 30, 2002, these expenses decreased $183,961 (8%) to $1,984,931 from $2,168,892 for the same period in the previous year. The Company has a variable overhead component relating to the delivery of telephone directories which causes fluctuations in overhead from quarter to quarter; as sales from this product line have decreased, the overhead associated with it has also decreased. In addition, the Company has closely monitored overhead items to search for potential reductions in fixed overhead and as a result has terminated an outsourcing relationship previously used by the Advertising and Marketing Group, and is currently providing these services internally. As a result, for the six months ending June 30, 2002, the Company realized savings in overhead expenses of approximately $53,000 as compared to the six months ending June 30, 2001. During the six months ending June 30, 2002, the Company also recognized a decrease in amortization expense of approximately $74,000 as a result of the elimination of goodwill amortization pursuant to FAS No. 142 (See Note 6 in NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS for more information on the implementation of FAS No. 142).

     Other income (expense), net: Other income (expense), net consists of interest income and interest expense. Interest income for the six months ended June 30, 2002 and 2001 was $13,289 and $80,037, respectively. Interest expense was $433 during the 2002 period and $0 during the 2001 period. The decrease in interest income is largely due to the payment of a cash dividend of $2,293,052 in January of 2002.

     Cumulative effect of accounting change: In connection with the adoption of SFAS No. 142, the Company allocated goodwill to each of its reporting units and tested this goodwill for impairment as of January 1, 2002. The Company completed the impairment testing during the second quarter ending June 30, 2002. As a result, an impairment charge of $1,204,058 was recorded to goodwill assigned to the Logistics reporting unit. The fair value of the reporting units was estimated using a combination of valuation techniques including the discounted present value of future cash flows and management's estimated values to a third party buyer.

Seasonality and Other Business Fluctuations

     Although the Company experiences some seasonality in operations corresponding with holiday advertising, such variations are not material to overall results of operations. Revenues from the delivery of telephone directories fluctuate with contracted delivery schedules of the Company's customers and vary during the course of the year.

     The events from the national economy that impact the Company include employment levels, postal regulations, gasoline prices, and newsprint and coated-paper price increases. An increase in employment levels affects the available pool of contract carriers that make the deliveries for the Company's distribution network. This usually increases the cost of recruitment for the private delivery and newspaper networks, including the Alternate Postal Direct, Inc. subsidiary, and may contribute to increased delivery costs.

Liquidity and Capital Resources

     During the first six months of 2002, the Company recognized a decrease in cash of $2,525,248. During the same period of 2001, the Company recognized a decrease in cash of $339,203.

     The net losses include non-cash expenses for depreciation and amortization of $16,664 and $21,506, respectively, for the 2002 period, compared to $24,692 and $87,694, respectively for the 2001 period. The amortization for the 2001 period included $74,782 for goodwill amortization. Other cash flow used in operating activities included working capital fluctuations of ($284,444) and $47,628 for the six months ended June 30, 2002 and 2001, respectively.

     Cash flow used in financing activities for the six months ended June 30, 2002 included a payment of dividends accrued at December 31, 2001 of $2,293,052, and net borrowing on the line of credit of $165,000. In addition, during the six months ended June 30, 2001 the Company used cash to repurchase and retire 103,100 shares of its common stock for $114,065. The Board of Directors authorized up to 300,000 shares to be repurchased by the Company.

     The Company has a $1,000,000 bank line of credit with Fifth Third Bank for its subsidiary, National Home Delivery, Inc. and a $500,000 line of credit for its subsidiary, Alternate Postal Direct, Inc. Available borrowings are based upon 65% of eligible accounts receivable, not more than 90 days old. The agreements were executed on March 12, 2002 and expire May 1, 2003. Borrowings bear interest payable monthly at the Bank Prime Rate (4.75% as of June 30, 2002). The agreements are collateralized by all accounts receivable and equipment and are subject to certain restrictive financial covenants relating to working capital and tangible net worth. As of June 30, 2002, borrowings in the amount of $165,000 were outstanding on the Alternate Postal Direct line of credit and nothing was outstanding on the National Home Delivery line of credit. As of August 13, 2002, borrowings were outstanding on the Alternate Postal Direct line of credit in the amount of $300,000 and on the National Home Delivery line of credit in the amount of $400,000. Additional borrowings were primarily due to closing costs of the Hencie acquisition. As of that date, the unused portion available under the lines of credit was $800,000.

     Subsequent to June 30, 2002, the Company realized a decrease in cash relating to (i) the payment of a cash dividend, and (ii) a payment to the Internal Revenue Service as part of the closing of the Hencie acquisition.

     On July 29, 2002, the Company paid a cash dividend to its shareholders of record on July 22, 2002 in the amount of $0.10 per share, or $458,601.

     At the closing of the Hencie acquisition, the Company paid approximately $609,000 to the Internal Revenue Service to satisfy an amount owed by Hencie, which was included in the net liabilities assumed. Hencie had been making monthly installment payments of $92,000.

     Also, the Company reached a Settlement Agreement with Edge Technology Group, Inc. for the settlement of Hencie debt, which was included in the net liabilities assumed. The aggregate amount of the obligation under the Settlement Agreement was $1,650,000 and calls for future monthly payments of $60,000 principal and interest at 8%. As of August 7, 2002, the outstanding balance was $1,561,918. After three monthly installments are paid and certain other conditions are satisfied, a credit of $450,000 may be applied to the settlement amount.

     The Company believes that its current cash balance, along with the lines of credit and the credit facilities of Hencie, will be sufficient to fund its current operational plans as well as meet its presently anticipated capital requirements for the next twelve months.

Recent Events

     The Advertising and Marketing Group is expected to continue to operate at the increased revenue levels established in the first half of 2002. The Logistics Group expects to maintain recent gains in gross margins by controlling direct costs, but also expects to see revenues and direct costs decline modestly due to fewer shipments by its manufacturing clients.

     The Company completed its previously announced acquisition of Hencie, Inc. on August 1, 2002. The Company believes that this acquisition will provide better potential for the Company to grow both its revenue and gross margin.
The business of Hencie will operate as a third business segment, the Technology Services Group.

     Both the Advertising and Marketing Group and the Logistics Group will complement the Technology Services Group by providing outsourcing services.

     The Company has received a Nasdaq Staff Determination indicating that the Company's securities are subject to delisting from the Nasdaq SmallCap Market because the Staff believes that the acquisition of Hencie constitutes a "reverse merger" under Marketplace Rule 4330(f) and requires the Company to satisfy Nasdaq's initial listing requirements in order to remain on the exchange. The Company has requested a hearing before a Nasdaq Listing Qualifications Panel to appeal the Staff's classification of the transaction and to review the delisting determination; a hearing has been scheduled for September 2002. The Company's securities will continue to be listed on the Nasdaq SmallCap Market pending the outcome of the hearing, although there can be no assurance that the Panel will grant the Company's request for continued listing.



PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings

     None.

Item 2.     Changes in Securities and Use of Proceeds.

      On or about August 1, 2002, Alternate Marketing Networks, Inc. changed its state of incorporation from Michigan to Delaware by merging into its wholly owned Delaware subsidiary. As a result of the merger this Company's charter documents (certificate of incorporation and bylaws) have changed. In particular the outstanding common stock, no par value, was exchanged for new common stock, $.01 par value.

     On or about August, 1, 2002, the Company issued an aggregate of 3,982,323 shares of its common stock to shareholders of Hencie, in exchange for
approximately eighty percent (80%) of the common stock of Hencie, Inc.   Such
issuance was not registered under the Securities Act of 1933 in reliance upon an exemption of the Act. No brokers or underwriters were involved and no commissions were paid.

Item 3.  Defaults Upon Senior Securities.

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

Item 5.  Other Information.

     None.

Item 6.  Exhibits and Reports on Form 8-K.

During the period of this report, the following documents were filed:

8-K filed April 24, 2002 for the acquisition of Hencie, Inc. for Current Report event dated April 9, 2002.

*Exhibit 2.1 Amended and Restated Agreement and Plan of Reorganization, dated as of May 31, 2002, by and among Alternate Marketing Networks, Inc., a Michigan corporation, Alternate Marketing Networks, Inc., a Delaware corporation, ALTM Combination Co., a Delaware corporation, Hencie, Inc., a Delaware corporation, Adil Khan and certain stockholders of Hencie, Inc. (filed as Appendix A to the proxy statement of Alternate Marketing Networks, Inc., a Michigan corporation, dated as of July 23, 2002, filed with the Securities and Exchange Commission as of June 16, 2002, and incorporated herein by reference)

*Exhibit 4.1 Amended and Restated Certificate of Incorporation of Alternate Marketing Networks, Inc., a Delaware corporation, dated as of July 26, 2002

*Exhibit 4.2 Amended and Restated Bylaws of Alternate Marketing Networks, Inc., a Delaware corporation, dated as of July 26, 2002
*Exhibit 4.3 Registration Rights Agreement, dated as of August 1, 2002, by and among Alternate Marketing Networks, Inc., a Delaware corporation, certain stockholders of Hencie, Inc., a Delaware corporation, and the officers, directors and ten percent stockholders of Alternate Marketing Networks, Inc. (filed as an exhibit to the Schedule 13D of Adil Khan, dated and filed with the Securities and Exchange Commission as of August 13, 2002)

*Exhibit 4.4 Option Agreement, dated August 1, 2002, by and between Alternate Marketing Networks, Inc., a Delaware corporation, and Adil Khan (filed as an exhibit to the Schedule 13D of Adil Khan, dated and filed with the Securities and Exchange Commission as of August 13, 2002)

*Exhibit 99.1 Employment Agreement, effective as of August 1, 2002, by and between Alternate Marketing Networks, Inc., a Delaware corporation, and Adil Khan

*Exhibit 99.2 Second Addendum to Employment Agreement, effective as of August 1, 2002, by and between Alternate Marketing Networks, Inc., a Delaware corporation, and Phillip D. Miller

*Exhibit 99.3 Addendum to Employment Agreement, effective as of August 1, 2002, by and between Alternate Marketing Networks, Inc., a Delaware corporation, and Sandra J. Smith

*Exhibit 99.4 Certificate of Merger, effective as of August 1, 2002, as filed with the Secretary of State of Delaware

*Exhibit 99.5 Certificate of Merger, effective as of August 1, 2002, as filed with the Secretary of State of Michigan


*Incorporated by reference to Exhibits filed as a part of Form 8-K on August 14, 2002.


























                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ALTERNATE MARKETING NETWORKS, INC.


Date: August 19, 2002                     By: /s/Adil Khan
                                            Adil Khan
                                            Chief Executive Officer

                                          By: /s/Sandra J. Smith
                                            Sandra J. Smith
                                            Chief Financial Officer