Form 10QSB
period 2002-09-30
ALTERNATE MARKETING NETWORKS INC
filed 2002-11-19
CIK 949244

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549

                               FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2002

                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934


                      Commission File Number 0-26624

                      ALTERNATE MARKETING NETWORKS, INC.
      (Exact name of small business issuer as specified in its charter)

            DELAWARE                                           38-2841197
(State or other jurisdiction of incorporation or organization) (IRS Employer
                                                        Identification No.)

            One Ionia, SW, Suite 520, Grand Rapids, Michigan, 49503
                   (Address of principal executive offices)

     616-235-0698
(Issuer's telephone number)

                             Not Applicable
(Former name, former address and former fiscal year, if changed since last report)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 7, 2002, there were 8,895,778 shares of common stock, par value $0.01 per share, of the issuer outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]











             ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES

                               FORM 10-QSB

                            TABLE OF CONTENTS
                                                                    Page

PART I.  FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . 3

Item 1.  Financial Statements. . . . . . . . . . . . . . . . . . . . . 3

Item 2.  Management's Discussion and Analysis or Plan of Operation . .15

Item 3.  Controls and Procedures . . . . . . . . . . . . . . . . . . .25

PART II. OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . .26

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . .26

Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . . . .27

Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . .28

Item 4.  Submission of Matters to a Vote of Security Holders . . . . .28

Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . .28

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . .28

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .30

CERTIFICATIONS . . . . . . . . . . . . . . . . . . . . . . . . . . . .31























PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

             ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES

                    Condensed Consolidated Balance Sheets

                                  ASSETS
                                               September 30,    December 31,
                                                   2002            2001
                                                (unaudited)
                                               ------------     ------------
Current assets:
     Cash and cash equivalents                $   119,460       $3,783,082
     Accounts receivable, trade, net of
      allowance of $150,000 at September 30,
      2002 and $100,000 at December 31, 2001    4,008,752        3,063,875
     Prepaid expenses and other current
      assets                                       91,603          160,005
     Refundable federal income tax                180,000          180,000
                                               ----------       ----------
          Total current assets                  4,399,815        7,186,962

Property and equipment, net                       175,231           77,326

Other assets:

     Computer software, net                        34,733           66,991
     Goodwill and other intangible assets, net  7,685,815        2,004,947
                                               ----------       ----------
          Total other assets                    7,720,548        2,071,938
                                               ----------       ----------
          Total assets                        $12,295,594       $9,336,226
                                              ===========       ==========








                                  Continued








             ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES

                    Condensed Consolidated Balance Sheets

                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                               September 30,    December 31,
                                                   2002            2001
                                               (unaudited)
                                               -----------     -----------
Current liabilities:
     Notes payable, bank                       $   910,000      $        -
     Notes payable, other                          314,519              --
     Current portion of long-term debt             838,884              --
     Accounts payable, trade                     1,884,815       1,596,613
     Accounts payable, other                       854,965              --
     Accrued liabilities                           953,198         184,652
     Deferred revenue                               33,470          15,625
     Dividend payable                                   -        2,293,052
                                                ----------      ----------
          Total current liabilities              5,789,851       4,089,942

Long-term debt - less current portion              467,242              --

Commitments and contingencies (Note 8)

Shareholders' equity:

     Common stock-$.01 par value (no par value at
      December 31, 2001), 50,000,000 authorized
      shares; 8,895,778 and 4,586,005 shares
      issued and outstanding at September 30,
      2002 and December 31, 2001, respectively
      (Note 3)                                      88,958      11,708,282
     Additional paid in capital                 14,375,108
     Accumulated losses, through September 30,
      1993 (Note 4)                             (1,291,039)     (1,291,039)
                                                ----------      ----------
          Total common stock                    13,173,027      10,417,243

     Accumulated losses, since October 1,
      1993 (Note 4)                             (7,134,526)     (5,170,959)
                                                ----------      ----------
          Total shareholders' equity             6,038,501       5,246,284
                                                ----------      ----------
          Total liabilities and
           shareholders' equity                $12,295,594      $9,336,226
                                               ===========      ==========



        See notes to the condensed consolidated financial statements.
             ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES

              Condensed Consolidated Statements of Operations

                                Three months ended       Nine months ended
                                   September 30,            September 30,
                              ----------------------  ------------------------
                                 2002        2001        2002        2001
                              ----------  ----------  -----------  -----------
                                   (unaudited)              (unaudited)
Net revenues                 $5,351,590  $4,523,028  $13,670,075  $12,285,260
Cost of revenues              3,715,548   3,511,996   10,212,880    9,565,519
                              ---------  ----------  -----------  -----------
     Gross profit             1,636,042   1,011,032    3,457,195    2,719,741
Selling, general and
 administrative expenses      1,749,155   1,133,961    3,734,086    3,302,853
                             ----------  ----------  -----------  -----------
Loss from operations        (   113,113) (  122,929) (   276,891) (   583,112)
Other income (expense)      (    36,863)     25,035  (    24,007)     105,072
                             ----------  ----------  -----------  -----------
Loss before income taxes    (   149,976) (   97,894) (   300,898) (   478,040)
Income tax benefit                   --  (   40,032)          --  (    40,032)
                             ----------  ----------  -----------  -----------
Loss before accounting
 change                     (   149,976) (   57,862) (   300,898) (   438,008)
Cumulative effect of
 accounting change (Note 6)           -           -  ( 1,204,058)          --
                             ----------  ----------  -----------  -----------
Net loss                    ($  149,976) ($  57,862) ($1,504,956) ($  438,008)
                             ==========  ==========   ==========  ===========

Net loss per share (Note 2)
Basic and diluted loss per share:
 Loss before accounting
  change                    ($      .02) ($     .01) ($      .05) ($      .09)
 Cumulative effect of
  accounting change                   -           -  (       .22)          --
                             ----------  ----------  -----------  -----------
 Net loss                   ($      .02) ($     .01) ($      .27) ($      .09)
                             ==========  ==========  ===========  ===========

Weighted average number of shares
 outstanding: (Note 2)
  Basic and diluted           7,393,640   4,593,714    5,532,168    4,621,837
                             ==========  ==========  ===========  ===========



        See notes to the condensed consolidated financial statements.



            ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES

              Condensed Consolidated Statements of Cash Flows

                                                    Nine months ended
                                                      September 30,
                                               --------------------------
                                                   2002          2001
                                               ------------  ------------
                                                      (unaudited)
Operating Activities:
Net loss                                       ($1,504,956)  ($  438,008)
Depreciation and amortization                       81,756       171,959
Cumulative effect of accounting change           1,204,058            --
Stock-based compensation expense                    23,150            --
Gain/(loss) on the sale of assets              (       292)           --
Net change in operating assets and
 liabilities                                   ( 1,155,459)       88,816
                                                ----------    ----------
Net cash used in operating activities          ( 1,351,743)  (   177,233)
                                                ----------    ----------
Investing Activities:
Fixed asset activities                         (    10,776)  (    12,015)
Cash acquired in business acquisition               25,801            --
                                                ----------    -----------
Net cash provided by (used in) investing
 activities                                         15,025   (    12,015)
                                                ----------    ----------
Financing Activities:
Payment of dividends                           ( 2,751,663)           --
Increase in notes payable, bank                    910,000            --
Decrease in notes payable, other               (   485,241)           --
Repurchase of common stock                              --   (   114,065)
                                                ----------    ----------
Net cash used in financing
 activities                                    ( 2,326,904)  (   114,065)
                                                ----------    ----------
Net decrease in cash and cash
 equivalents                                   ( 3,663,622)  (   303,313)

Cash and cash equivalents, beginning
 of period                                       3,783,082     3,196,179
                                                ----------    ----------
Cash and cash equivalents, end of
 period                                         $  119,460    $2,892,866
                                                ==========    ==========

                                Continued




            ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES

              Condensed Consolidated Statements of Cash Flows


Supplemental Disclosure of Noncash Investing and Financing Activities:

     Acquisition of Hencie, Inc. (Note 7):

          Common stock issued 3,982,323 shares
           valued at                             $2,572,581
          Net liabilities assumed                 4,015,009
                                               ------------
                                                 $6,587,590

     On August 1, 2002, the Company issued 50,000 shares of its restricted, unregistered common stock to an officer of the Company pursuant to the officer's employment agreement. The amount was recorded as compensation expense.

     On August 1, 2002, the Company issued 183,700 shares of its restricted, unregistered common stock to GoldenGoose Software, Inc. ("GGSI") as contingent consideration in exchange for certain assets of GGSI pursuant to an asset purchase agreement dated May 3, 2000 by and between the Company and GGSI. The amount was recorded as additional goodwill.

     On September 19, 2002, the Company issued 93,750 shares of its restricted, unregistered common stock to outside legal counsel to the Company for a reduction of $75,000 of the outstanding balance of trade accounts payable to the outside legal counsel for legal services rendered to the Company.




















       See notes to the condensed consolidated financial statements.



             ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)

1.   Summary of Significant Accounting Policies:

     The interim financial data is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, cash flows, and the results of operations for the interim periods. The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. The results of operations for the three months and nine months ended September 30, 2002 are not necessarily indicative of the results of operations expected for the year ending December 31, 2002.

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

2.   Net Loss Per Share Calculations:

     Earnings (loss) per basic share is calculated by dividing net income
(loss) available to common shareholders by the weighted average shares of common stock outstanding during the period. Diluted earnings (loss) per share is calculated by dividing the net income available to common shareholders by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive shares outstanding. Stock options and warrants totaling 266,300 shares were excluded from the calculation of the loss per share due to the net loss and the exercise prices of the options and warrants exceeding the average market price of the common stock.

3.   Shareholders' Equity:

     On August 1, 2002, the Company reincorporated in Delaware and exchanged its common stock, no par value, for new common stock, $.01 par value.

4.   Accumulated Losses:

     Accumulated losses, through September 30, 1993, represent the losses and capital of the Company during the period of time it was a subchapter S corporation. All subsequent losses of the combined entities are presented under accumulated losses, since October 1, 1993.

5.   Segment Information:

     The Company evaluates profitability and allocates assets and resources by dividing its business into three operating segments by service areas:
Advertising and Marketing, which includes newspaper advertising and newspaper insert services; Logistics, which includes the delivery of telephone directories, as well as, tracking, verification and transportation services; and Technology, which was acquired in August 2002 (Note 7) and includes Oracle software consulting, implementation, and support services. Management evaluates segment profitability by reviewing gross profits. Substantially all of the Company's revenues are generated in the United States.

     Segment analysis is provided as follows:

                                Three months ended       Nine months ended
                                   September 30,            September 30,
                             ----------------------  -----------------------
                                2002        2001        2002         2001
                             ----------  ----------  ----------- -----------
Revenues:
 Advertising and Marketing   $2,963,862  $3,159,201  $ 9,577,135 $ 7,986,181
 Logistics                    1,111,077   1,363,827    2,816,289   4,299,079
 Technology                   1,276,651        -       1,276,651       --
                             ----------  ----------  ----------- -----------
Total Revenues               $5,351,590  $4,523,028  $13,670,075 $12,285,260
                             ==========  ==========  =========== ===========

Gross Profits:
 Advertising and Marketing   $  482,903  $  501,947  $ 1,566,038 $ 1,351,679
 Logistics                      545,545     509,085    1,283,563   1,368,062
 Technology                     607,594        -         607,594       --
                             ----------  ----------  ----------- -----------
Total Gross Profit            1,636,042   1,011,032    3,457,195   2,719,741

Selling, general &
 administrative expenses      1,749,155   1,133,961    3,734,086   3,302,853
Other income (expense), net (    36,863)     25,035 (     24,007)    105,072
                             ----------  ----------   ----------  ----------
Loss before income taxes    ($  149,976)($   97,894)($   300,898)($  478,040)
                             ==========  ==========  ===========  ==========

Gross Profit Percentages:
 Advertising and Marketing        16.3%       15.9%       16.4%        16.9%
 Logistics                        49.1%       37.3%       45.6%        31.8%
 Technology                       47.6%          -        47.6%          -
                              ----------  ----------  ----------   ----------
Total Gross Profit                30.6%       22.4%       25.3%        22.1%
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

     In connection with the adoption of SFAS No. 142, the Company allocated goodwill to each of its reporting units and tested this goodwill for impairment as of January 1, 2002. The Company completed the testing during the second quarter ending June 30, 2002. As a result, a charge of $1,204,058 was recorded to goodwill assigned to the Logistics reporting unit. The remaining goodwill of $800,889 at June 30, 2002 is assigned to the Advertising
and Marketing reporting unit.   The fair value of the reporting units was
estimated using a combination of valuation techniques including the discounted present value of future cash flows and management's estimated values to a third party buyer.

     The charge was recorded as a cumulative effect of an accounting change of $1,204,058 or $0.22 per share as of January 1, 2002 in the nine months ended September 30, 2002, in the accompanying condensed consolidated statements of operations. The previously reported results of operations for the three months ended March 31, 2002, have been restated by these same amounts as follows:

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
                                        ==========       ==========

     The elimination of goodwill and indefinite-lived intangible amortization has been made prospectively upon adoption of SFAS No. 142 as of January 1, 2002. Results of operations for prior periods is disclosed, exclusive of comparable amortization expense that is eliminated in post-2001 periods as follows:

                                 Three months ended    Nine months ended
                                 September 30, 2001   September 30, 2001
                                  Amount   Per Share   Amount   Per Share
  Net loss as reported           ($ 57,862) ($0.01)   ($438,008) ($0.09)
  Add back amortization expense     37,391   $0.01      112,173   $0.02
  Comparable net income (loss)   ($ 20,471) ($0.00)   ($325,835) ($0.07)

     The Company continues to amortize intangible assets consisting of software over three to five years. As of September 30, 2002, the unamortized balance of software consisted of $115,205 less accumulated amortization of $80,472. Amortization expense for the three months and nine months ending September 30, 2002 was $10,752 and $32,258, respectively.

7.   Acquisition of Hencie, Inc.:

     On May 31, 2002, the Company entered into an Amended and Restated Agreement and Plan of Reorganization pursuant to which it acquired approximately 80% of the common stock of Hencie, Inc., a Delaware corporation ("Hencie"). Hencie is an information technology company offering Oracle software consulting, implementation, and support services for a broad range of clients and industry segments. The acquisition was ratified at the annual shareholder meeting held July 23, 2002. The effective date of the acquisition was August 1, 2002. In exchange for approximately 80% of Hencie's common shares, the Company issued 3,982,323 shares of its common stock utilizing an exchange ratio of 1 share of its common stock for 3.563 shares of Hencie common stock. The business of Hencie added a third operating segment to the Company's services. Costs directly related to this acquisition of $212,283 are included in the total acquisition price.

     The common shares issued by the Company in connection with this acquisition were valued at approximately $2.5 million ($.646 per share representing the estimated fair value of the stock based upon an outside consultant's valuation analysis), and Hencie's net liabilities assumed by the Company were $4 million, which resulted in goodwill and other intangible assets of approximately $6.5 million. Under SFAS No. 142, any goodwill and other indefinite lived assets will not be subject to amortization but will be tested for impairment at least annually.

     Net liabilities assumed consisted of the following:

       Current assets                     $ 1,367,917
       Other assets                           136,335
       Current liabilities                ( 4,858,464)
       Long-term debt                     (   660,797)
                                          -----------
                                         ($ 4,015,009)
                                          ===========

     At the closing of the Hencie acquisition, the Company paid approximately $609,000 to the Internal Revenue Service to satisfy an amount owed to the IRS by Hencie, which was included in the net liabilities assumed. The Company also made payments to Edge Technology Group, Inc., a Delaware corporation, to satisfy amounts owed by Hencie to Edge pursuant to a settlement agreement, dated May 22, 2002, by and between Hencie and Edge, which was included in the net liabilities assumed. The settlement agreement included an original obligation in the aggregate amount of $1,650,000 and requires monthly payments of $60,000 in principal with interest at 8%. After the closing of the Hencie acquisition, the Company was notified by Edge of a potential event of default under the settlement agreement. The Company negotiated a Waiver and Forbearance Agreement, dated August 19, 2002, with Edge to provide for a waiver of the potential event of default and in order to obtain a credit against the amount outstanding under the settlement agreement. On September 6, 2002, after certain additional payments were made and certain conditions were satisfied, a credit of $450,000, plus a related interest credit of $10,455, were applied to reduce the amount outstanding under the settlement agreement. Included in the net liabilities assumed as of August 1, 2002, was the net obligation of $1,145,000 reduced for the credit negotiated in September 2002. As of September 30, 2002, the outstanding principal balance under the settlement agreement was $991,734.

      The unaudited pro forma combined historical results, as if Hencie had been acquired at the beginning of 2001, are provided as follows:

                                            Nine months ended
                                              September 30,
                                             2002           2001
                                        -------------  -------------
                                               (unaudited)
Revenues                                 $19,048,596    $22,055,045
Income (loss) from continuing
 operations **                          (  1,150,560)        66,376
Net income (loss) **                    (  1,150,560)        66,376

Basic and diluted income (loss)
 per share                              ($       .13)   $       .01

**The 2002 period excludes a charge for the cumulative effect of accounting change of $1,204,058. The 2001 period includes a pro forma adjustment of $112,500 for the elimination of goodwill amortization per SFAS No. 142.

     The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of each of the fiscal periods presented, nor are they necessarily indicative of future consolidated results.

8.   Legal Proceedings.

     On October 30, 2002, Hencie.com, Inc., a Delaware corporation, and Paul
A. Tanner initiated a legal proceeding in the County Court of Dallas County, Texas against Hencie Consulting Services, Inc., a Texas corporation and an indirect, majority owned subsidiary of the Company ("HCS"), certain current and former employees of the subsidiary, and certain other parties. The Hencie.com and Mr. Tanner are seeking approximately $2.0 million, exemplary damages, interest, and legal fees in connection with claims regarding an alleged equity investment in HCS. HCS intends to vigorously defend against and contest the claims and pursue any potential counterclaims that may be available to HCS. Mr. Adil Khan is obligated to indemnify the Company, Hencie, HCS, and the officers, directors, employees, agents, and controlling persons of the Company, Hencie, and HCS, from any claim asserted by Hencie.com or Mr. Tanner for a period of 24 months from August 1, 2002. If Mr. Khan is unable, for any reason, to fulfill his indemnification obligations to the Company or any other indemnified parties, the Company intends to vigorously defend against and contest the claims and pursue any potential counterclaims that may be available to the Company. Notwithstanding the foregoing, the business, financial condition, and operations of the Company could be materially adversely affected by an outcome that is adverse to the Company with respect to such claims or legal fees or expenses related to investigating, contesting, and defending against such claims (whether or not the Company is successful in defending against such claims), and the diversion of the time and resources of management of the Company in connection with such claims.

     On August 22, 2002, a former officer of Hencie initiated a legal proceeding in the District Court of Dallas County, Texas against Hencie seeking approximately $380,000 in damages in connection with claims regarding an alleged breach of the former officer's employment agreement by Hencie. The former officer was terminated by Hencie for cause prior to the Company's acquisition of Hencie. The Company intends to vigorously defend against and contest the claims and pursue any potential counterclaims that may be available on behalf of Hencie.

     On August 1, 2002, the Company initiated an arbitration proceeding with the American Arbitration Association ("AAA") against a customer of HCS by filing a demand for arbitration pursuant to the Consulting Services Master Agreement, by and between HCS and the customer, seeking damages, interest, and legal fees in connection with claims regarding a breach of contract by the customer and non-payment for services rendered. On August 16, 2002, the customer filed an answering statement and counterclaims with the AAA seeking judgment and damages. The Company intends to vigorously pursue its claims against the customer and defend against and contest the counterclaims.

     On July 3, 2002, Alternate Postal Direct, Inc., a Michigan corporation and a wholly-owned subsidiary of the Company ("APD"), initiated a legal proceeding in the Superior Court of Essex County, Massachusetts against a customer of APD seeking damages, interest, and legal fees in connection with claims regarding a breach of contract by the customer and non-payment of an outstanding account receivable. On August 12, 2002, the customer filed an answering statement and counterclaims seeking judgment and damages. The Company intends to vigorously pursue its claims against the customer and defend against and contest the counterclaims.

     From time to time, the Company and the property of the Company are also subject to various routine litigation and other legal proceedings incidental to the business of the Company. The business, financial condition, and operations of the Company could be materially adversely affected by an outcome that is adverse to the Company with respect to any such litigation or legal fees or expenses related to investigating, contesting, and defending against the claims related to such litigation (whether or not the Company is successful in defending against such claims), and the diversion of the time and resources of management of the Company in connection with such litigation.
9.   Subsequent Events:

     The securities of the Company were delisted from the Nasdaq SmallCap Market on October 2, 2002 and started being quoted on the Over the Counter Bulletin Board (OTCBB) on October 3, 2002. The Company has appealed the Nasdaq Hearing Panel's delisting decision to the Nasdaq Listing and Hearing Review Council (NLHRC). The securities of the Company will continue to be quoted on the OTCBB pending a final determination by the NLHRC. If the NLHRC overturns the Hearing Panel's delisting decision, the Company's securities may be relisted on the Nasdaq SmallCap Market. There can be no assurance that the NLHRC will oveturn the delisting decision.












































Item 2.  Management's Discussion and Analysis or Plan of Operation.

                CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act, as amended, and Section 21E of the Securities Exchange Act, as amended. Any and all statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. Words such as "may," "might," "will," "would," "should," "could," "project," "estimate," "pro forma," "predict," "potential," "strategy," "anticipate," "plan," "believe," "continue," "intend," "expect," and words of similar import (including the negative of any of the foregoing) are intended to identify forward-looking statements. Forward-looking statements in this report include, without limitation, statements relating to the strategies underlying our business objectives, the benefits to our customers and their trading partners of our products and services, our liquidity and capital resources, and the impact of our historical and potential acquisitions on our business, financial condition, and operating results.

     The forward-looking statements are not meant to predict future results, performance, events, or circumstances and may not be realized because they are based upon current beliefs, expectations, and assumptions that involve risks and uncertainties. Actual results and performance and the timing of certain events and circumstances may differ materially from those currently described and expected as a result of these risks and uncertainties. Factors that may cause or contribute to a difference between the expected or desired results and actual results include, without limitation, dependence upon software vendors, inability to obtain adequate financing, insufficient cash flows and resulting illiquidity, inability to expand business, inability to manage planned expansion, lack of diversification, changes in levels of sales, increased competition, changing customer relationships, results of arbitration and litigation, stock volatility and liquidity, the timing and receipt of orders, the success of the implementation of the Company's reorientation as a marketing services company, the effectiveness of the marketing program's success in developing and capitalizing on strategic alliances, and the continued integration of Hencie into the Company's business operations. Given these uncertainties, readers of this Form 10-QSB are cautioned not to place undue reliance on the forward-looking statements. The Company disclaims any obligation to update these factors or to announce publicly the results of any revisions to any of the forward-looking statements contained in this report to reflect any new information or future events or circumstances or otherwise.

     Readers should read the following discussion and analysis in conjunction with the sections entitled "Risk Factors - Risks Related to the Transaction" and "Risk Factors - Risks Related to the Business of New ALTM after the Transaction" of the Proxy Statement filed by the Company dated June 24, 2002, our Condensed Consolidated Financial Statements and the related notes thereto included in Item 1 of Part I of this report, and other documents as filed by the Company from time to time with the Securities and Exchange Commission.





     Overview

     Alternate Marketing Networks is a business services company offering three complementary lines of services: (i) advertising and marketing, (ii) logistics, and (iii) technology.

     The advertising and marketing segment forms newspaper advertising networks, and sells and places print advertising and advertising inserts in suburban newspapers for national advertisers. This segment has been placing advertising in suburban newspapers for over 30 years. Customers of this segment are able to choose from approximately 1,100 newspapers in over 50 markets nationwide and may focus advertising on specific regions and demographic segments. This segment handles all of the customary back room advertising functions ensuring that the ads run correctly and provides customers with a "one-order one-bill" service.

     The logistics segment delivers, tracks, and verifies the delivery of telephone directories and provides brokered transportation of goods for national and regional companies. This segment's internet-based itrackdirectoriesSM system allows it to electronically monitor, and electronically update its customers concerning, the delivery status of directories.

     The Company expanded into the technology services sector through its August 1, 2002 acquisition of Hencie, a provider of software consulting, implementation, and support services for Oracle's suite of enterprise business applications. The technology segment provides Oracle enterprise solutions that help companies improve their business performance by applying direct industry experience, expertise in Oracle technology, and in-depth knowledge of business processes to create mission-critical business solutions. The technology segment has developed expertise in delivering enterprise resource planning, supply chain management, customer relationship management, application integration, and enterprise portal solutions to customers in the manufacturing, energy, and distribution industries. The majority of the technology segment customers are middle market companies with revenues greater than $100 million. The technology segment generates the majority of its revenue on a time and material fee basis from its Oracle application implementation projects. The balance of its revenues are derived from providing post-implementation support and pre-implementation consulting services.

     Critical Accounting Policies and Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Assumptions and estimates of future earnings and cash flow are used in the periodic analyses of the recoverability of goodwill, deferred tax assets, and property, plant and equipment. Historical experience and trends are used to estimate reserves, including reserves for bad debts. To the extent that future earnings, cash flows and costs and losses are determined to be different from the assumptions and estimates used, adjustments may be required.
     In connection with the adoption of SFAS No. 142, the Company allocated goodwill to each of its reporting units and tested this goodwill for impairment as of January 1, 2002. The Company completed the testing during the second quarter ending June 30, 2002. As a result, a charge of $1,204,058 was recorded to goodwill assigned to the logistics reporting unit. The remaining goodwill of $800,889 at June 30, 2002 was assigned to the advertising and marketing reporting unit. The fair market value of the reporting units was estimated using a combination of valuation techniques including the discounted present value of future cash flows and management's estimated values to a third party buyer. The goodwill of approximately $6.5 million which arose from the acquisition of Hencie will be tested for impairment at least annually.

     Results of Operations for the Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001.

     Net revenues for the three months ended September 30, 2002 and 2001, were as follows:

                                        Three months ended
                                        ------------------
                                September 30,         September 30,
                                    2002                  2001
                              ----------------      ----------------
                               Net revenues %        Net revenues %
 Advertising and Marketing    $2,963,862   55%      $3,159,201   70%
 Logistics                     1,111,077   21%       1,363,827   30%
 Technology                    1,276,651   24%            -      --
                              ----------  ----      ----------  ----
 Total net revenues           $5,351,590  100%      $4,523,028  100%
                              ==========  ====      ==========  ====

     Net revenues increased $828,562 (18%) for the three months ended September 30, 2002 to $5,351,590 from $4,523,028 for the three months ended September 30, 2001. The recently acquired technology segment accounted for net revenues of $1,276,651 during the two months that the technology segment results were included in these results. Without the acquisition of the technology segment, total net revenues decreased $448,089 (10%). Net revenues of the logistics segment decreased $252,750 (19%) for the three months ended September 30, 2002 compared to the comparable period of 2001 primarily because of the Company's decision to focus on its largest core directory client, a Regional Bell Operating Company, and the nonrenewal of contracts with independent directory publishers. Revenues from the advertising and marketing segment decreased $195,339 (6%). Pricing in both the Company's advertising and marketing and logistics segments remained constant.

     Cost of revenues and percentage of segment and total net revenues for the three months ended September 30, 2002 and 2001 were as follows:

                                        Three months ended
                                        ------------------
                               September 30,         September 30,
                                   2002                  2001
                            ------------------    ------------------
                             Cost of revenues %    Cost of revenues %
 Advertising and Marketing    $2,480,959   84%      $2,657,254   84%
 Logistics                       565,532   51%         854,742   63%
 Technology                      669,057   52%            -      --
                              ----------  ----      ----------  ----
 Total cost of revenues       $3,715,548   69%      $3,511,996   78%
                              ==========  ====      ==========  ====

     Cost of revenues increased $203,552 (6%) for the three months ended September 30, 2002 to $3,715,548 from $3,511,996 for the three months ended September 30, 2001. This increase was attributable to the increase in net revenues from the recently acquired technology segment. Without the acquisition of the technology segment, total cost of revenues decreased $465,505 (13%). Although cost of revenues in the advertising and marketing segment remained relatively constant, the logistics segment significantly reduced its cost of revenues as a percentage of its revenues due primarily to decreased labor costs as a result of higher unemployment levels.

     Gross profit and percentage of segment and total net revenues for the three months ended September 30, 2002 and 2001 were as follows:

                                        Three months ended
                                        ------------------
                               September 30,         September 30,
                                   2002                  2001
                             -----------------     -----------------
                              Gross profit  %       Gross profit  %
 Advertising and Marketing    $  482,903   16%      $  501,947   16%
 Logistics                       545,545   49%         509,085   37%
 Technology                      607,594   48%            -      --
                              ----------  ----      ----------  ----
 Total gross profit           $1,636,042   31%      $1,011,032   22%
                              ==========  ====      ==========  ====

     Gross profit increased $625,010 (62%) for the three months ended September 30, 2002 to $1,636,042 from $1,011,032 for the three months ended September 30, 2001. This increase was attributable to the recently acquired technology segment and the increase in the gross margins of the logistics segment. Without the acquisition, total gross profit increased $17,416. The logistics segment recognized an increase in gross margin from 37% for the three months ended September 30, 2001 to 49% for the three months ended September 30, 2002, while the gross margin in the advertising and marketing segment remained relatively constant.

     Selling, general, and administrative expenses increased $615,194 (54%) for the three months ended September 30, 2002 to $1,749,155 from $1,133,961 for the three months ended September 30, 2001. This increase was primarily due to the recent acquisition of the technology segment and the resulting increased number of employees, as well as related overhead expenses. In addition, the Company recognized additional expenses related to new regulatory requirements applicable to public companies. During the three months ended September 30, 2002, the Company also recognized a decrease in amortization expense of approximately $37,000 when compared to the same period in the previous year, as a result of the elimination of goodwill amortization pursuant to SFAS No. 142.

     As a result of the foregoing, losses from operations decreased $9,816 for the three months ended September 30, 2002 to ($113,113) from ($122,929) for the three months ended September 30, 2001.

     Interest income for the three months ended September 30, 2002 and 2001 was $1,783 and $25,035, respectively. Interest expense for the three months ended September 30, 2002 and 2001 was $38,938 and $0, respectively. The reduction in interest income, net of interest expense was due to the decrease in cash available for investing. The current quarter also recognized a reduction in interest expense of $10,455 related to reduced accrued interest on a note settlement.

     Results of Operations for the Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001.

     Net revenues for the nine months ended September 30, 2002 and 2001 were as follows:

                                          Nine Months Ended
                                          ------------------
                                September 30,         September 30,
                                    2002                  2001
                             -----------------     -----------------
                               Net revenues %        Net revenues %
 Advertising and Marketing   $ 9,577,135   70%     $ 7,986,181   65%
 Logistics                     2,816,289   21%       4,299,079   35%
 Technology                    1,276,651    9%            -      --
                              ----------  ----      ----------  ----
 Total net revenues          $13,670,075  100%     $12,285,260  100%
                             ===========  ====     ===========  ====

     Net revenues increased $1,384,815 (11%) for the nine months ended September 30, 2002 to $13,670,075 from $12,285,260 for the nine months ended September 30, 2001. This increase was partially attributable to the acquisition of the technology segment, which accounted for $1,276,651 during the two months that the technology segment results were included in these results. Net revenues of the advertising and marketing segment increased approximately $1,590,000, as a result of sales to new customers and additional sales to existing customers. Net revenues of the logistics segment decreased approximately $1,483,000 because of the Company's decision to focus on its largest core directory client, a Regional Bell Operating Company, and the nonrenewal of contracts with independent directory publishers.

     Cost of revenues and percentage of segment and total net revenues for the nine months ended September 30, 2002 and 2001 were as follows:

                                         Nine Months Ended
                                         ------------------
                               September 30,         September 30,
                                   2002                  2001
                            ------------------    ------------------
                             Cost of revenues %    Cost of revenues %
 Advertising and Marketing   $ 8,011,097   84%     $ 6,634,502   83%
 Logistics                     1,532,726   54%       2,931,017   68%
 Technology                      669,057   52%            -      --
                              ----------  ----      ----------  ----
 Total cost of revenues      $10,212,880   75%     $ 9,565,519   78%
                             ===========  ====     ===========  ====

     Cost of revenues increased $647,361 (7%) for the nine months ended September 30, 2002 to $10,212,880 from $9,565,519 for the nine months ended September 30, 2001. This increase was primarily attributable to the increase in net revenues. Without the acquisition of the technology segment, total cost of revenues decreased $21,696 (0.2%). Although cost of revenues in the advertising and marketing segment remained relatively constant, the logistics segment significantly reduced its cost of revenues as a percentage of its revenues due primarily to decreased labor costs as a result of higher unemployment levels.

     Gross profit and percentage of segment and total net revenues for the nine months ended September 30, 2002 and 2001 were as follows:

                                          Nine Months Ended
                                          -----------------
                               September 30,         September 30,
                                   2002                  2001
                             -----------------     -----------------
                              Gross profit  %       Gross profit  %
 Advertising and Marketing    $1,566,038   16%      $1,351,679   17%
 Logistics                     1,283,563   46%       1,368,062   32%
 Technology                      607,594   48%            -      --
                              ----------  ----      ----------  ----
 Total gross profit           $3,457,195   25%      $2,719,741   22%
                              ==========  ====      ==========  ====

     Gross profit increased $737,454 (27%) for the nine months ended September 30, 2002 to $3,457,195 from $2,719,741 for the nine months ended September 30, 2001. This increase was primarily attributable to the acquisition of the technology segment. The logistics segment recognized an increase in gross margin from 32% for the nine months ended September 30, 2001 to 46% for the nine months ended September 30, 2002, while the gross margin of the advertising and marketing segment remained constant.

     Selling, general, and administrative expenses increased $431,233 (13%) for the nine months ended September 30, 2002 to $3,734,086 from $3,302,853 for the nine months ended September 30, 2001. This increase was primarily due to the recent acquisition of the technology segment and the resulting increased number of employees, as well as related overhead expenses. In addition, the Company recognized additional expenses related to new regulatory requirements applicable to public companies. During the nine months ended September 30, 2002, the Company also recognized a decrease in amortization expense of approximately $112,173 when compared to the same period in the previous year, as a result of the elimination of goodwill amortization pursuant to SFAS No. 142.

     As a result of the foregoing, losses from operations decreased $306,221 for the nine months ended September 30, 2002 to ($276,891) from ($583,112) for the nine months ended September 30, 2001.

     Interest income for the nine months ended September 30, 2002 and 2001 was $15,072 and $105,072, respectively. Interest expense for the nine months ended September 30, 2002 and 2001 was $39,371 and $0. The reduction in interest income, net of interest expense was due to the decrease in cash available for investing. The current quarter also recognized a reduction in interest expense of $10,455 related to reduced accrued interest on a note settlement.

     Cumulative effect of accounting change: In connection with the adoption of SFAS No. 142, the Company allocated goodwill to each of its reporting units and tested this goodwill for impairment as of January 1, 2002. The Company completed the testing during the second quarter ending June 30, 2002. As a result, a charge of $1,204,058 was recorded to goodwill assigned to the logistics reporting unit. The fair market value of the reporting units was estimated using a combination of valuation techniques including the discounted present value of future cash flows and management's estimated values to a third party buyer.

     Pro forma Results of Operations

     The unaudited pro forma combined historical results, as if Hencie had been acquired at the beginning of 2001, are provided as follows:

                                            Nine months ended
                                               September 30,
                                             2002           2001
                                        -------------  -------------
                                               (unaudited)
Revenues                                 $19,048,596    $22,055,045
Income (loss) from continuing
 operations **                          (  1,150,560)        66,376
Net income (loss) **                    (  1,150,560)        66,376

Basic and diluted income (loss)
 per share                              ($       .13)   $       .01

**The 2002 period excludes a charge for the cumulative effect of accounting change of $1,204,058. The 2001 period includes a pro forma adjustment of $112,500 for the elimination of goodwill amortization per SFAS No. 142.

     The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of each of the fiscal periods presented, nor are they necessarily indicative of future consolidated results.

     The pro forma revenues included above from the Hencie acquisition were $6,655,171 and $9,769,785 for the nine months ended September 30, 2002 and 2001, respectively. This decrease of $3,114,613 (32%) was largely attributable to an overall spending decrease for capital expenditures by companies which purchase the enterprise software applications which Hencie implements. In addition, Hencie experienced some delays in project start dates during 2002.

     The pro forma net income (loss) included above from the Hencie acquisition was ($946,175) and $391,883 for the nine months ended September 30, 2002 and 2001, respectively. This decrease of $1,338,058 was largely attributable to the reduced revenues above which produced a decrease in gross profit of $2,008,817. Hencie was able to reduce its operating expenses by $446,501, despite the expenses incurred from the acceleration of stock option expense triggered by the acquisition, as well as additional personnel costs caused by the inability to utilize full-time employees for billable services, known as "bench time". Subsequent to the acquisition, the Company has reduced personnel costs and has been evaluating human resource policies and practices, such as bench time and insurance benefits, to look for potential cost reductions and merging with the Company's current policies and practices.

     Quarterly Fluctuations and Seasonality

     Although the logistics segment and the advertising and marketing segment experience some seasonality in operations corresponding with holiday advertising, such variations have not been material to the overall results of operations of the Company. Revenues from the delivery of telephone directories also fluctuate quarterly with the contractual delivery schedules of the Company's customers and vary during the course of the year.

     Revenues and operating results from the technology segment have fluctuated significantly in the past. The technology segment historically has experienced greater revenues during its first and second fiscal quarters and significantly lower revenues in its third and fourth fiscal quarters. Accordingly, although a comparison of any given fiscal quarter to the same fiscal quarter of a previous year may be meaningful, other period-to-period comparisons, including comparisons of fiscal quarters in the same fiscal year, of the operating results of the technology segment may not be meaningful.

     This fluctuation between quarters is attributable to the project cycles of customers of the technology segment, most of whom have calendar-based fiscal years and are more likely to start project cycles during the first half of the year. Further, because most of the technology segment's expenses, including expenses associated with its employees, are relatively fixed in the short-term, several other factors can cause significant variations in the quarterly operating results, including:

     -  fluctuations in the number of customer projects it is awarded;

     -  cancellations or delays by its customers of planned projects;

     -  its employee utilization rate; and
     -  number of billable days in a given quarter.

     The Company believes that the technology segment will experience similar fluctuations in operations in the future. If the Company is unable to predict the cyclical customer demand in a slower growth or distressed economic environment, expenses may be disproportionate to and/or exceed revenues.

     Liquidity and Capital Resources

     The Company has historically funded its operations and working capital needs from operating cash flows. However, during the nine month period ended September 30, 2002, the Company recognized a decrease in cash of $3,663,622. This decrease was primarily attributable to the payments of two dividends of $2,751,663 and the payments of certain liabilities assumed by the Company in connection with the acquisition of the technology segment. Since the payments of two dividends and the acquisition, the Company has funded its operations and working capital needs from operating cash flows and borrowings.

     Net cash used in financing activities for the nine months ended September 30, 2002 included payments of dividends of $2,751,663 and net bank borrowings of $910,000.

     Net cash used in operating activities was $1,351,743 for the nine months ended September 30, 2002. The decrease in net cash was attributable, in part, to net operating losses and transactional expenses related to the acquisition of the technology segment. A significant portion of the payments of liabilities assumed by the Company in connection with the acquisition of the technology segment was attributable to a payment to the Internal Revenue Service of approximately $609,000. The Company also made net payments on notes payable assumed by the Company in connection with the acquisition of the technology segment totaling $485,241 during the three months ended September 30, 2002.

     The liabilities assumed by the Company in connection with the acquisition of the technology segment include short-term as well as long-term obligations. The short-term obligations include accounts payable-other to former vendors of discontinued operations, as well as expenses related to the acquisition itself. The long-term obligations include a long-term note requiring monthly payments of $60,000 with interest at 8% and a maturity date of April 2004 and a Small Business Administration loan requiring monthly payments of $2,604 with interest at 9.75% and a maturity date of March 2006. As of September 30, 2002, the total balance outstanding on the two long-term obligations was $1,089,710, of which $467,242 is long-term and $622,468 is the current portion. The current portion of long-term debt includes $216,416 of debt assumed from Hencie.

     The Company has line of credit agreements with a bank providing for a $1,000,000 line of credit (the "Advertising and Marketing Accounts Receivable Credit Facility") to National Home Delivery, Inc., an Illinois corporation and a wholly owned subsidiary of the Company, and a $500,000 line of credit (the "Logistics Accounts Receivable Credit Facility") to Alternate Postal Direct, Inc., a Michigan corporation and a wholly owned subsidiary of the Company ("APD"). Available borrowings are based on sixty-five percent (65%) of accounts receivable not more than ninety (90) days old and subject to certain other conditions and restrictions, including, without limitation, restrictive financial covenants related to the working capital and tangible net worth of the Company. The line of credit agreements expire on May 1, 2003. The line of credit agreements are secured by substantially all of the assets of the Company. Borrowings of $910,000 as of September 30, 2002, under the line of credit agreements accrue interest at the bank's prime rate (4.75% as of September 30, 2002). As of November 7, 2002, borrowings in the amount of approximately $600,000 and $325,000 were outstanding under the Advertising and Marketing Accounts Receivable Credit Facility and Logistics Accounts Receivable Credit Facility, respectively. As a result of the acquisition of the technology segment, the Company is currently not in compliance with all of the debt covenants under the line of credit agreements and is currently attempting to renegotiate these agreements with the bank. As of November 7, 2002, credit in the amount of $400,000 and $175,000 was available under the Advertising and Marketing Accounts Receivable Credit Facility and Logistics Accounts Receivable Credit Facility, respectively.

     Hencie has a financing agreement with a lender providing for the sale of its accounts receivable to the lender (the "Technology Accounts Receivable Credit Facility"). The eligibility for sale of accounts receivable is subject to certain conditions and restrictions, including, without limitation, concentration restrictions and verification approvals of the accounts receivable by the lender. The sales of accounts receivables under the Technology Accounts Receivable Credit Facility are secured by substantially all of the assets of Hencie. As of November 7, 2002, accounts receivable that are sold and remain unpaid under the Technology Accounts Receivable Credit Facility accrue interest at 2% plus the prime rate as published in the Wall Street Journal. As of September 30, 2002, the balance outstanding was $314,519. As of November 7, 2002, borrowings in the amount of approximately $298,333 were outstanding under the Technology Accounts Receivable Credit Facility. The majority of Hencie's customer contracts are terminable upon 30 days notice.

     Hencie currently is unable to make timely payments to certain of its trade and other creditors, in the amounts set forth under accounts payable-other, and has had to rely substantially on intercompany borrowings to fund its continuing operations and working capital needs. As of November 7, 2002, Hencie had past due payables in the amount of $778,464. Discounts and deferred payment terms have been negotiated and, in some cases, are being negotiated with certain of these creditors. If Hencie is unable to make timely payments or is unable to negotiate favorable discounts and payment terms, Hencie's ability to fund its continuing operations and working capital needs would by jeopardized and the operations, financial condition, and business of Hencie and the Company may suffer a material adverse effect. The Company is currently seeking financing sources in order to secure financing sufficient to fund Hencie's outstanding payables and meet its ongoing trade obligations and has met with several potential financing sources to explore a long-term solution for the consolidated Company's liquidity needs.

     The Company is also currently attempting to improve the overall liquidity of the Company and increase the cash available to the Company through arbitration with a former customer to collect past due account receivables in the amount of $734,181.91 and through litigation against a former customer to collect past due account receivables in the amount of $98,801.25.

     The Company believes that the funds available under the current and proposed financing agreements and operating cash flows will be sufficient to fund the operations and working capital and capital expenditure requirements for at least the next twelve (12) months. There can be no assurance, however, that changes in the operating plans, the acceleration or modification of expansion plans, lower than anticipated revenues, increased expenses, potential acquisitions or other events will not cause the Company to seek additional financing sooner than anticipated, prevent the Company from achieving the goals of our expansion strategy, force the closure of unprofitable segments or portions thereof, or prevent the Company from operating profitably. There can be no assurance that the proposed financing agreements or any additional financing will be available on terms acceptable to the Company or at all.

     Outlook to the Future

     In an effort to accelerate growth and improve long-term profitability, the Company has launched a new initiative to leverage the technology segment business model. This initiative, called the Fulcrum Initiative, is a business strategy that expands upon the Company's core business operations to offer a diversified range of business and technology services such as marketing and logistics outsourcing services. The Fulcrum Initiative will attempt to leverage these capabilities and strengths to build a collaborative affiliated network of external and internal solution providers centered around a common mission of meeting customer needs. Additional solution providers may be acquired and included in the network. Another element of the strategy is to build solution sets that follow a customer's buying pattern for major enterprise applications software projects. We believe this element will provide better account control and establish a long-term business relationship with customers. The Company intends to utilize the Fulcrum Initiative to become an industry-leading provider of enterprise software consulting, implementation, and outsourcing services.

Item 3.  Controls and Procedures.

     (a)  Evaluation of Disclosure Controls and Procedures.

     The Company maintains disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15d-14(c) of the Exchange Act) designed to ensure that information required to be disclosed in the reports of the Company filed under the Exchange Act is recorded, processed, summarized, and reported within the required time periods. The Chief Executive Officer and Chief Financial Officer of the Company have concluded, based upon their evaluation of the disclosure controls and procedures of the Company as of a date within 90 days of the filing date of this report, that, as of the date of their evaluation, the disclosure controls and procedures of the Company were effective at ensuring that the required information will be disclosed on a timely basis in the reports of the Company filed under the Exchange Act.

     (b)  Changes in Internal Controls.

     The Company maintains a system of internal controls that is designed to provide reasonable assurance that the books and resources of the Company accurately reflect our transactions and that the established policies and procedures of the Company are followed. There were no significant changes to the internal controls of the Company or in other factors that could significantly affect such internal controls subsequent to the date of the evaluation of such internal controls by the Chief Executive Officer and the Chief Financial Officer of the Company, including any corrective actions with regard to significant deficiencies and material weaknesses.




















































PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

     On October 30, 2002, Hencie.com, Inc., a Delaware corporation, and Paul
A. Tanner initiated a legal proceeding in the County Court of Dallas County, Texas against Hencie Consulting Services, Inc., a Texas corporation and an indirect, majority owned subsidiary of the Company ("HCS"), certain current and former employees of the subsidiary, and certain other parties. The Hencie.com and Mr. Tanner are seeking approximately $2.0 million, exemplary damages, interest, and legal fees in connection with claims regarding an alleged equity investment in HCS. HCS intends to vigorously defend against and contest the claims and pursue any potential counterclaims that may be available to HCS. Mr. Adil Khan is obligated to indemnify the Company, Hencie, HCS, and the officers, directors, employees, agents, and controlling persons of the Company, Hencie, and HCS, from any claim asserted by Hencie.com or Mr. Tanner for a period of 24 months from August 1, 2002. If Mr. Khan is unable, for any reason, to fulfill his indemnification obligations to the Company or any other indemnified parties, the Company intends to vigorously defend against and contest the claims and pursue any potential counterclaims that may be available to the Company. Notwithstanding the foregoing, the business, financial condition, and operations of the Company could be materially adversely affected by an outcome that is adverse to the Company with respect to such claims or legal fees or expenses related to investigating, contesting, and defending against such claims (whether or not the Company is successful in defending against such claims), and the diversion of the time and resources of management of the Company in connection with such claims.

     On August 22, 2002, a former officer of Hencie initiated a legal proceeding in the District Court of Dallas County, Texas against Hencie seeking approximately $380,000 in damages in connection with claims regarding an alleged breach of the former officer's employment agreement by Hencie. The former officer was terminated by Hencie for cause prior to the Company's acquisition of Hencie. The Company intends to vigorously defend against and contest the claims and pursue any potential counterclaims that may be available on behalf of Hencie.

     On August 1, 2002, the Company initiated an arbitration proceeding with the American Arbitration Association ("AAA") against a customer of HCS by filing a demand for arbitration pursuant to the Consulting Services Master Agreement, by and between HCS and the customer, seeking damages, interest, and legal fees in connection with claims regarding a breach of contract by the customer and non-payment for services rendered. On August 16, 2002, the customer filed an answering statement and counterclaims with the AAA seeking judgment and damages. The Company intends to vigorously pursue its claims against the customer and defend against and contest the counterclaims.

     On July 3, 2002, Alternate Postal Direct, Inc., a Michigan corporation and a wholly-owned subsidiary of the Company ("APD"), initiated a legal proceeding in the Superior Court of Essex County, Massachusetts against a customer of APD seeking damages, interest, and legal fees in connection with claims regarding a breach of contract by the customer and non-payment of an outstanding account receivable. On August 12, 2002, the customer filed an answering statement and counterclaims seeking judgment and damages. The Company intends to vigorously pursue its claims against the customer and defend against and contest the counterclaims.

     From time to time, the Company and the property of the Company are also subject to various routine litigation and other legal proceedings incidental to the business of the Company. The business, financial condition, and operations of the Company could be materially adversely affected by an outcome that is adverse to the Company with respect to any such litigation or legal fees or expenses related to investigating, contesting, and defending against the claims related to such litigation (whether or not the Company is successful in defending against such claims), and the diversion of the time and resources of management of the Company in connection with such litigation.

Item 2.  Changes in Securities.

     The following equity securities were sold by the Company during the three months ended September 30, 2002 without registering such securities under the Securities Act:

     On August 1, 2002, the Company issued 3,982,323 shares of its restricted, unregistered common stock to certain stockholders of Hencie in exchange for approximately eighty percent (80%) of the common stock of Hencie. There were no underwriting discounts or commissions applicable to this transaction. This transaction was made in reliance upon Section 4(2) and Rule 506 of Regulation D of the Securities Act based on the fact that the transaction did not involve a public offering and the purchasers of the stock at such time were accredited investors.

     On August 1, 2002, the Company issued 50,000 shares of its restricted, unregistered common stock to an officer of the Company pursuant to the officer's employment agreement. There were no underwriting discounts or commissions applicable to this transaction. This transaction was made in reliance upon Section 4(2) of the Securities Act based on the fact that the transaction did not involve a public offering and the officer at such time was an accredited investor.

     On August 1, 2002, the Company issued 183,700 shares of its restricted, unregistered common stock to GGSI as contingent consideration in exchange for certain assets of GGSI pursuant to an asset purchase agreement dated May 3, 2000 by and between the Company and GGSI. There were no underwriting discounts or commissions applicable to this transaction. This transaction was made in reliance upon Section 4(2) of the Securities Act based on the fact that the transaction did not involve a public offering and the purchaser of the stock at such time was an accredited investor.

     On September 19, 2002, the Company issued 93,750 shares of its restricted, unregistered common stock to outside legal counsel to the Company for a reduction of $75,000 of the outstanding balance of trade accounts payable to the outside legal counsel for legal services rendered to the Company. There were no underwriting discounts or commissions applicable to this transaction. This transaction was made in reliance upon Section 4(2) of the Securities Act based on the fact that the transaction did not involve a public offering and the purchaser of the stock at such time was an accredited investor.

Item 3.  Defaults Upon Senior Securities.

     None

Item 4.  Submission of Matters to a Vote of Security Holders.

     The Company held its annual stockholders meeting on July 23, 2002. Votes were cast as follows:

     Proposal to approve transaction pursuant to Amended and Restated Agreement and Plan of Reorganization dated May 31, 2002 among the Company, Hencie, Inc. and the majority Hencie shareholders (the "Transaction");

         FOR               AGAINST        ABSTAIN        NOT VOTED
      3,425,534            129,478          1,782          698,936

     Proposal to amend and restate the 1995 Long-Term Incentive and Stock
Option Plan:

         FOR               AGAINST        ABSTAIN        NOT VOTED
      4,250,110              2,070          3,550             None

     Election of Directors:

                           FOR            WITHHELD       NOT VOTED
     Phillip D. Miller   3,525,762         31,032          698,936
     Brad Moore          3,525,542         31,252          698,936
     Thomas Hiatt        3,525,762         31,032          698,936

Item 5.  Other Information.

     The securities of the Company were delisted from the Nasdaq SmallCap Market on October 2, 2002 and started being quoted on the Over the Counter Bulletin Board (OTCBB) on October 3, 2002. The Company has appealed the Nasdaq Hearing Panel's delisting decision to the Nasdaq Listing and Hearing Review Council (NLHRC). The securities of the Company will continue to be quoted on the OTCBB pending a final determination by the NLHRC. If the NLHRC overturns the Hearing Panel's delisting decision, the Company's securities may be relisted on the Nasdaq SmallCap Market. There can be no assurance that the NLHRC will oveturn the delisting decision.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

Exhibit
Number       Description of Exhibit
2            Amended and Restated Agreement and Plan of Reorganization*
3.1          Amended and Restated Certificate of Incorporation*
3.2          Amended and Restated Bylaws*
4            Specimen Stock Certificate of the Company
10.1         Form of Distribution Services Contract by and between the
             Company and customers of the logistics segment
10.2         Form of Consulting Services Master Agreement by and between
             Hencie and customers of the technology segment
16           Letter on Change in Certifying Accountant**
____________________

* Incorporated by reference to the Registrant's
  Form 8-K dated August 14, 2002.
**Incorporated by reference to the Registrant's
  Form 8-K dated August 16, 2002.

     (b)  Reports on Form 8-K.

     The following reports on Form 8-K were filed during the period of this report:

Date Filed   Description of Form 8-K

8/14/02 Form 8-K regarding the acquisition of Hencie, Inc. and reincorporation of the Company in Delaware.

8/16/02 Form 8-K regarding the change of Certifying Accountant, and Certifications of CEO and CFO.

8/20/02      Form 8-K/A amending the Form 8-K filed August 16, 2002.

10/15/02 Form 8-K/A amending the Form 8-K filed August 14, 2002 in order to provide the related Financial Statements and Pro Forma Financial Information applicable to the Form 8-K filed August 14, 2002 and the Certifications of the CEO and CFO of the Company.


























                               SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                  ALTERNATE MARKETING NETWORKS, INC.


Date: November 19, 2002           By:  /s/ Adil Khan
                                  Name:  Adil Khan
                                  Title: Chief Executive Officer

Date: November 19, 2002           By:  /s/Sandra J. Smith
                                  Name:  Sandra J. Smith
                                  Title: Chief Financial Officer








































                             CERTIFICATIONS

I, Adil Khan, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Alternate Marketing Networks, Inc., a Delaware corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: November 19, 2002       By:  /s/ Adil Khan
                                   Name:  Adil Khan
                                   Title: Chief Executive Officer


I, Sandra J. Smith, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Alternate Marketing Networks, Inc., a Delaware corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     Date: November 19, 2002       By:  /s/Sandra J. Smith
                                   Name:  Sandra J. Smith
                                   Title: Chief Financial Officer













































INDEX OF EXHIBITS

Exhibit
Number       Description of Exhibit

2            Amended and Restated Agreement and Plan of Reorganization*
3.1          Amended and Restated Certificate of Incorporation*
3.2          Amended and Restated Bylaws*
4            Specimen Stock Certificate of the Company
10.1         Form of Distribution Services Contract by and between the
             Company and customers of the logistics segment
10.2         Form of Consulting Services Master Agreement by and between
             Hencie and customers of the technology segment
16           Letter on Change in Certifying Accountant**
____________________

* Incorporated by reference to said exhibit filed with the Registrant's Form 8-K (dated August 14, 2002).
**Incorporated by reference to said exhibit filed with the Registrant's
  Form 8-K (dated August 16, 2002).



































                                Exhibit 10.1


SELLER'S NAME
SELLER"S ADDRESS
SELLER'S CITY, STATE  ZIP


PREAMBLE - This Agreement is made by and between GTE Directories Distribution Corporation a Delaware corporation whose principle offices are located at GTE Place, West Airfield Drive, PO Box 619810, Dock-A, D/FW Airport, Texas 75261 and Bell Atlantic Yellow Pages Company (BAYPC), a Delaware corporation, with an office located at 35 Village Road, Middleton, Massachusetts 01949, and Bell Atlantic Directory Services, Inc. (BADSI), a Delaware corporation, with an office at 2980 Fairview Park Drive, Falls Church, VA 22042, and the following Bell Atlantic companies: Bell Atlantic Directory Services - Pennsylvania, Inc., Bell Atlantic Directory Services - Washington DC, Inc., Bell Atlantic
Directory Services - Maryland, Inc.,  Bell Atlantic Directory Services   New
Jersey, Inc., Bell Atlantic Directory Services - Virginia, Inc. and Bell Atlantic Directory Services - West Virginia, Inc., each a Delaware Corporation with an office located at 2006 Mid-Atlantic Parkway, Martinsburg, West Virginia 25401, and Bell Atlantic Directory Services - Delaware, Inc., a Delaware Corporation with an office located at Silverside Carr Office Center, 409 Silverside Road, Wilmington, DE and (hereinafter collectively referred to as "BUYER"), and , a corporation, with an office located at (hereinafter referred to as "SELLER").

CONTRACT PERIOD - The terms of this Agreement shall commence on April 1, 2000 and shall, except as otherwise provided herein, continue in effect thereafter until March 31, 2003. This Agreement shall automatically extend to cover any Material and Services in progress at its expiration.

DESCRIPTION OF SERVICES - SELLER shall be responsible for Initial Distribution Services in accordance with the related attachments identified below.

This agreement consists of the following attachments and is hereby made a part of this agreement:
     ATTACHMENT I   - Statement of Work
     ATTACHMENT II  - Reports
     ATTACHMENT III - MWBE FORM
     ATTACHMENT IV  - Supplemental Price Schedule
     ATTACHMENT G   - Government Requirements
     APPENDIX 1     - Schedule/Pricing
     APPENDIX 2     - Schedule with Zip Statistics
     APPENDIX 3     - Directory Dimensions

ASSIGNMENT - SELLER shall not assign any right or interest under this Agreement (except for monies due or to become due) nor delegate any work or other obligation to be performed or owed by SELLER under this Agreement without the prior written consent of BUYER. Any attempted ASSIGNMENT or delegation in contravention of the above, shall be void and ineffective.

Any ASSIGNMENT of monies shall be void and ineffective to the extent that (1) SELLER shall not have given BUYER at least thirty (30) days' prior written notice of such ASSIGNMENT and (2) such ASSIGNMENT attempts to impose upon BUYER obligations to the Assignee additional to payments of such monies or to preclude BUYER from dealing solely and directly with SELLER in all matters pertaining to the ASSIGNMENT including the negotiation of Amendments or settlements of charges due.

BUYER shall have the right to assign this Agreement and to assign its rights and delegate its duties under this Agreement, either in whole or in part (an "ASSIGNMENT"), at any time and without SELLER'S consent to any past, present, or future affiliate of BUYER. BUYER shall give SELLER written notice of any ASSIGNMENT. The ASSIGNMENT shall neither affect nor diminish any rights or duties that BUYER or SELLER may then or thereafter have as to MATERIAL or SERVICES ordered by BUYER prior to the effective date of the ASSIGNMENT. Upon written notice of the ASSIGNMENT and the assumption of the duties under this Agreement, BUYER shall be released and discharged, to the extent of the ASSIGNMENT, from all further duties under this Agreement as to MATERIALS or SERVICES not ordered by BUYER by the effective date of the ASSIGNMENT.

BANKRUPTCY - Either party may terminate this Agreement by notice in writing in the event that the other makes an Assignment for the benefit of creditors; or admits in writing inability to pay debts as they mature; or a proceeding is instituted under any provisions of (the "Bankruptcy Code") by the other, or against the other, and is acquiesced in or is not dismissed within sixty (60) days, and the other party or a trustee or receiver of the case may be, in accordance with Section 365 of the Bankruptcy Code.

BUYERS' RELATIONSHIP   In no event shall GTE be liable to SELLER for the acts
or omissions of Bell Atlantic, and in no event shall Bell Atlantic be liable for the acts or omissions of GTE under this Agreement.

CHANGES - BUYER shall have the right from time to time by written notice to propose CHANGES in or additions to the MATERIALS or SERVICES to be supplied under this Agreement and SELLER agrees to comply, to the extent feasible, with such change notices, which shall become a part of the Agreement. If such CHANGES cause an increase or a decrease in the cost of or time required for performance, the parties will attempt to agree in writing on the revised price and delivery schedule before the CHANGES are initiated. If time does not allow for such negotiation before the CHANGES are initiated, BUYER will direct SELLER in writing to begin working on the CHANGES. In the latter case, an equitable adjustment in the price and delivery schedule shall be made and the Agreement shall be amended accordingly in writing, provided, however, that any claim by SELLER for such adjustment must be made within thirty (30) days of the receipt of such change notice and be adequately documented by SELLER. SELLER may also propose CHANGES in writing and may carry them out with the written consent of BUYER.

CLAIMS AND DELIVERY COMPLAINTS   The SELLER shall, at its expense, during the
delivery period and thereafter, receive, investigate and handle all complaints and claims of any nature, whether or not involving personal injury or property damage, in any way arising out of or resulting from delivery, non-delivery or unsatisfactory delivery of the Directories. The handling of all claims and complaints shall be done within twenty-four (24) hours after the receipt of such claims and complaints whether reported directly to SELLER by customer or by BUYER. SELLER shall maintain a log of such claims and complaints. The log will include:

     Customer's Name
     Customer's Address
     Customer's Telephone Number
     Book involved
     Nature of complaint
     Root Cause/Resolution

The SELLER shall handle all claims and complaints in such a manner as to not involve BUYER in litigation or adversely affect its relations with the public.

CHOICE OF LAW - The construction, interpretation and performance of this Agreement shall be governed by and construed in accordance with the domestic laws of the Commonwealth of Virginia.

COMPLIANCE WITH LAWS - SELLER shall comply with all applicable federal, state, county and local laws, ordinances, regulations and codes (including procurement of required permits or certificates) in SELLER'S performance hereunder, irrespective of whether a specification is furnished. This includes, but is not limited to, compliance with the Occupational and Safety Health Act of 1970 as amended, the Small Business Investment Act of 1958 as amended, the Hazardous Material Transportation Acts as amended, the Toxic Substance Control Act as amended, and any applicable state or local law, rule or regulation affecting safety and health, including applicable "Right to Know" laws and regulations.

If MATERIALS, SERVICES or containers furnished are required to be constructed, packaged, labeled or registered in a prescribed manner, SELLER shall comply with federal law and regulations and, in addition, with applicable state or local laws and regulations, including but not limited to compliance with the Hazard Communication Standard by furnishing applicable Material Safety Data Sheets and any other required notices to BUYER on or before the date of delivery of the associated MATERIAL, service or container. SELLER agrees to defend, indemnify and hold harmless BUYER for any loss, damage, penalty, fine, or liability sustained because of SELLER'S noncompliance.

CONFIDENTIAL INFORMATION - SELLER acknowledges that BUYER owns and has a proprietary interest in certain information which is of a special, unique or non-publish nature, including, but not limited to, delivery records, flip charts, trade secrets, information relating to its customers, business plans, operations and affiliations, marketing information, personnel matters, computer software and other proprietary materials (collectively "Confidential Information"). SELLER agrees that BUYER has disclosed or may disclose to SELLER Confidential Information necessary for its performance of the Services under this Agreement.

SELLER shall maintain in confidence all Confidential Information, and shall not disclose Confidential Information to persons not authorized in writing by BUYER to receive Confidential Information, except pursuant to a valid court order or as required by law.

SELLER shall further take reasonable steps to prevent unauthorized parties from obtaining Confidential Information in SELLER'S possession. In case of an inadvertent disclosure of Confidential Information, SELLER shall immediately notify BUYER, and shall take such further necessary steps as BUYER may reasonably request to prevent further inadvertent disclosure.
SELLER shall not make or permit to be made copies, abstracts, or summaries of BUYER reports, papers or documents, except in compliance with SELLER'S obligations under this Agreement, and for the sole use of BUYER. SELLER shall disclose Confidential Information only to those of its employees who need to know such information in order to aid in the performance of the Services hereunder. Such employees shall be notified of the proprietary nature of Confidential Information and their duty to maintain its confidentiality. SELLER may not disclose Confidential Information to any party other than those of its employees mentioned above, without BUYERS' prior written consent.

Notwithstanding anything to the contrary set forth above, "Confidential Information" shall not include any information which (1) is or becomes available to the public through no action on the part of SELLER; (2) is received from a third party without restriction, and without breach of this Agreement; or (3) was lawfully in SELLER'S possession prior to the BUYERS' disclosure of the same.

CONTINGENCY - Neither of the parties shall be held responsible for any delay or failure in performance hereunder caused by fires, strikes, embargoes, requirements imposed by Government regulation, civil or military authorities, acts of God or by the public enemy or other similar causes beyond such party's control. However, SELLER'S delay or failure to perform shall not be excused by a Default of any of its Subcontractors or suppliers unless such default arises out of causes beyond the control of both the SELLER and its Subcontractor or supplier and without the fault or negligence of either of them, and unless the supplies or services to be furnished by such Subcontractor or supplier are not obtainable from other sources.

If such CONTINGENCY occurs, the party injured by the other's inability to perform may (a) terminate this Agreement or part thereof as to MATERIAL and/or SERVICES not already received; (b) suspend this Agreement for the duration of the delaying cause, buy or sell elsewhere MATERIAL and/or SERVICES to be bought or sold hereunder, and deduct from any commitment the quantity bought or sold or for which commitments have been made elsewhere; or (c) resume performance hereunder once the delaying cause ceases with an option in the injured party to extend the period hereunder up to the length of time the CONTINGENCY endured. Unless written notice is given within thirty (30) days after such injured party is apprised of the CONTINGENCY, (b) shall be deemed selected.

CORRECTION OF ERRONEOUS PERFORMANCE - BUYER shall not reimburse SELLER for the expense incurred by SELLER for work required to rectify mistakes made by SELLER or any of its agents or subcontractors in rendering services under this Agreement.

In the event that BUYER determines, in its sole discretion, that a route previously reported by SELLER as completed must be reworked, SELLER shall (1) rework such route at SELLER'S sole expense, and (2) remain liable to BUYER for any costs or expenses, including but not limited to those associated with reprinting directories, incurred as a result of the reworking. In addition, SELLER shall remain liable for costs and expenses incurred in connection with directories lost or damaged from improper delivery, as determined by BUYER in its sole discretion.

DEFAULT   Time is of the essence.  In the event SELLER fails to deliver the acknowledged MATERIAL and/or complete the performance of SERVICES ordered hereunder within the time specified or in accordance with agreed upon schedules, or in the event SELLER is in breach or DEFAULT of any other term, condition or provision of this Agreement and if such breach or DEFAULT shall continue for ten (10) days after BUYER notifies SELLER thereof, then in addition to all other rights and remedies provided hereunder or at law equity, BUYER shall have the right to cancel this Agreement in whole or in part without any liability to BUYER whatsoever.

DELIVERY OF OTHER MATTER - SELLER shall not deliver or permit its servants, agents, employees or subcontractors to deliver anything with or in connection with the delivery of BUYERS' directories without express written permission from BUYER. SELLER shall distribute with said directories such other matter as BUYER may request SELLER to distribute.

DELIVERY RECORDS LOSS OR DAMAGES - SELLER shall institute procedures to protect BUYERS' delivery records. Notwithstanding the section entitled CONTINGENCY, if any delivery records in graphic, written or machine readable form, owned or furnished by BUYER are lost, damaged or rendered unusable or irretrievable while the delivery records are in SELLER'S possession or that of SELLER'S agents, subcontractors or representatives or under SELLER'S or their direction or control, SELLER shall construct the delivery records to the condition previously existing at no charge to BUYER within a time specified by BUYER. BUYER shall furnish SELLER with source documents or other input data that BUYER has available for such reconstruction. Should SELLER fail to timely reconstruct such delivery records or should such input data be unavailable, SELLER shall be liable for BUYERS' cost of regenerating the required delivery records. As between BUYER and SELLER, all telephone directories are and shall remain the sole property of BUYER. SELLER shall not put them to any use other than distribution pursuant to this Agreement.

SELLER shall be responsible for any loss or damage resulting from any cause whatsoever to copies of all directories while in SELLER'S custody (or custody of SELLER'S agents, carriers, or other subcontractors) including but not limited to loss or damage in facilities or in transit, and shall reimburse BUYER for loss or damage.

When loss or damage has occurred to directories prior to the time that the SELLER takes custody or possession, the SELLER shall properly note the damage or loss on both the carrier's and consignee's copy of the delivery receipt. Each copy of the delivery receipt shall be signed by the SELLER and the carrier's agent. The SELLER also requests the delivering carrier to inspect damaged material and secure from the carrier an inspection report or waiver of inspection. The SELLER shall also notify the BUYER of the loss or damage immediately after receipt of directories and SELLER shall be required to replace the lost or damaged directories.

In the event of loss or damage to directories, in addition to any other remedies available to BUYER, SELLER will reimburse BUYER the end of run cost, plus 15% and BUYERS' administrative costs and transportation expenses to deliver replacement directories.

DEVELOPED INFORMATION - SELLER agrees that it will and, where applicable, will have its employees, agents and subcontractors disclose and furnish promptly to BUYER any and all technical information, computer or other apparatus, programs, specifications, drawings, records, documentation, works of authorship or other creative works, ideas, knowledge or data, written, oral or otherwise expressed ("INFORMATION"), originated or developed by SELLER or by any of SELLER'S employees, agents, and subcontractors as a result of work performed under, or in anticipation of this Agreement.

Ownership of the INFORMATION, and all rights, title and interest therein, shall vest in the Company. In order to effectuate the foregoing, it is expressly understood and acknowledged that the work is specially ordered by BUYER and is to be work made for hire under the U.S. copyright laws. In addition, any and all rights, title and interest which SELLER may have in the INFORMATION, including any COPYRIGHT, TRADE MARK, TRADE SECRET, or other PROPRIETARY RIGHTS, under the laws of the United States or of any other jurisdiction, are hereby irrevocably assigned by SELLER to BUYER, in perpetuity. SELLER agrees to assist and cooperate with the BUYER, and to execute all appropriate documents, to perfect BUYERS' rights in the information.

SELLER further agrees that all such information shall be kept in confidence by SELLER and its employees, agents and subcontractors, shall be used only in the filling of Orders hereunder, and may not be used for other purposes except upon such terms as may be agreed upon between the parties in writing. SELLER also agrees to acquire from its employees, agents and subcontractors such assignments, rights and covenants as to assure that BUYER shall receive the rights provided for in this "DEVELOPED INFORMATION" clause.

If such information includes MATERIALS previously developed or copyrighted by SELLER and not originated or developed hereunder, SELLER grants to BUYER an unrestricted, royalty-free license to use and copy such MATERIALS. The licenses so granted to BUYER include the right to grant sublicenses to BUYERS' affiliates identified in the section entitled "ORDERS".

ENTIRE AGREEMENT - This Agreement shall constitute the "ENTIRE AGREEMENT" between the Parties and may not be modified or rescinded except by a writing signed by both Parties.

The terms hereof are acknowledged to apply specifically and exclusively to this Agreement and are not incorporated in any other agreement except by express and explicit provisions of such agreements.

GOVERNMENT REQUIREMENTS - The applicable provisions in Attachment G, entitled "GOVERNMENT REQUIREMENTS" shall form a part of this Agreement and any amendment thereto.

IMPLEADER - SELLER agrees that it will not implead or bring any action against BUYER or BUYERS' customers or the employees of either based on any claim by any person for personal injury or death that occurs in the course or scope of employment of such person by BUYER or BUYERS' customers and that rises out of MATERIAL or SERVICES furnished under this Agreement.

INFRINGEMENT   The following terms apply to any Infringement or claim of
Infringement of any patent, trademark, copyright, trade secret or other proprietary interest based on the manufacture, use or sale of any Material, Services or equipment furnished to BUYER under this Agreement or in contemplation of this Agreement. SELLER shall defend, indemnify and hold harmless BUYER and BUYERS' customers, officers, directors, employees, agents and affiliates for any loss, damage, expense or liability that may result by reason of any such infringement or claim, except where such Infringement or claim arises solely from SELLER'S adherence to BUYERS' written instructions or directions which involve the use of merchandise or items other than (1) commercial merchandise which is available on the open market or is the same as such merchandise, or (2) items of SELLER'S origin, design or selection; and BUYER shall so indemnify SELLER in such excepted cases. Each party shall defend or settle at its own expense, any action or suit against the other for which it is responsible under this clause. Each party shall notify the other promptly for any claim of Infringement for which the other is responsible, and shall cooperate with the other in every reasonable way to facilitate defense of any such claim.

Should any of the Material, SERVICES or equipment furnished to BUYER hereunder or in ORDERS placed hereunder, or in the operation hereof, become the subject of a claim of any INFRINGEMENT of a patent, trademark, copyright, trade secret or other proprietary interest, SELLER shall, at its expense, and at BUYERS' option, either procure for BUYER the right to continue using materials, SERVICES or equipment, replace or modify the same so that they become non-infringing, or refund to BUYER the full purchase price of the infringing items.

INVENTORY DIRECTORIES AND OTHER MATERIALS - SELLER shall maintain a record of all shipments of copies of each directory issue received from BUYER, and the shipments of plastic bags and inserts received from BUYER in connection with the directory issue, in the form attached hereto as "Reports" (the "Inventory Control Log"). Within 24 hours of receipt of a shipment of directories, SELLER shall provide the information set forth on the Inventory Control Log with respect to directories, bags and inserts received in the shipment in a damaged condition. All detention and demurrage charges accruing after three
(3) days from the date the directories arrive at the trucking company's local depot shall be the sole responsibility of SELLER. After the three day (3) grace period, BUYER will invoice SELLER forty dollars ($40.00) per day for detention and demurrage charges.

INVOICE - SELLER'S INVOICE shall be rendered thirty (30) days after completion of delivery and shall be payable as set forth in this Agreement. The original invoice and copies shall be mailed as indicated below:

Original Invoice and one (1) copy will be sent to the appropriate company below:
     Bell Atlantic Yellow Pages Company
     Attn:  Accounts Payable
     35 Village Road
     Middleton, MA  01949
          or
     GTE Directories Distribution Corporation
     Attn:  Operations Manager
     1206-A US Highway 301 North
     Tampa, FL  33619

SELLER shall simultaneously forward one copy of each invoice where appropriate to:
     Bell Atlantic Directory Services, Inc.
     Attn:  Associate Director
     2980 Fairview Park Drive, 11th Floor
     Falls Church, VA, 22042
          or
     GTE Directories Distribution Corporation
     Attn:  Operations Manager
     1206-A US Highway 301 North
     Tampa, FL  33619

INDEPENDENT CONTRACTOR STATUS - All work performed in connection with the provision of services described in this Agreement shall be performed by SELLER as an independent contractor and not as an Agent of BUYER. All persons furnished by SELLER, including subcontractors, shall be considered solely SELLER'S employees, agents or subcontractors, and not employees, agents or subcontractors of BUYER. SELLER shall be responsible for full compliance with all laws, rules, and regulations involving, but not limited to, employment of labor, hours of labor, working conditions, payment of wages and payment of taxes, such as unemployment, social security and other payroll taxes, including applicable contributions from its employees, agents or subcontractors when required by law. It is the expressed intent of this Agreement that the relationship of SELLER to BUYER shall be solely that of independent contractor and not that of a joint venture, partnership, or any other joint relationship. SELLER does not have the right to waive or incur rights or obligations and can not participate in BUYERS' benefit plan.

LIABILITY, INSURANCE, INDEMNITY - All persons furnished by SELLER including subcontractors, shall be considered solely SELLER'S employees or agents; and SELLER shall be responsible for compliance with all laws, rules, and regulations involving, but not limited to, employment of labor, hours of labor, working conditions, payment of wages and payment of taxes, such as unemployment, social security and other payroll taxes, including applicable contributions from such persons when required by law.

SELLER agrees to indemnify and save BUYER and BUYERS' customers, officers, directors, employees, agents and affiliates harmless from any liabilities, claims, or demands (including the costs, expenses and reasonable attorney's fees on account thereof) that may be made: (1) by any third person for injuries, including but not limited to death to persons or damage to property resulting from SELLER'S negligent or otherwise wrongful acts or omissions, including but not limited to theft or those of persons furnished by SELLER hereunder; (2) by any third person for injuries, including but not limited to death to persons or damage to property, caused by any MATERIAL supplied by SELLER hereunder in a defective or unreasonably dangerous condition; or (3) under Worker's Compensation, or similar employer-employee LIABILITY acts, against BUYER by persons provided by SELLER; or (4) by BUYERS' subscribers or any third party by reason of any errors or omissions in directories or other materials to be delivered hereunder caused by SELLER or caused by media or MATERIAL furnished by SELLER. SELLER agrees to defend BUYER at BUYERS' request, against any such LIABILITY, claim or demand. The foregoing indemnification shall apply whether SELLER or BUYER defends such suit or claims and whether the death, injury or property damage is caused by the sole acts or omissions of SELLER or by the concurrent acts or omissions of BUYER and SELLER hereunder. BUYER agrees to notify SELLER promptly of any written claims or demands against BUYER for which SELLER is responsible hereunder.

SELLER shall maintain, during the term thereof, all INSURANCE and/or bonds required by law, including but not limited to:

(1) Workers' Compensation insurance as required by the State(s) in which the contract is to be performed.

(2) Employer's Liability insurance with limits of not less than $500,000 per occurrence.

(3) Comprehensive general liability insurance (including but not limited to product liability and contractual liability coverage) with limits not less than $1,000,000 combined single limits for both bodily injury and/or property damage for any one occurrence.

(4) Comprehensive automobile liability insurance (if the use of automobile is required), with limits not less than $1,000,000 combined single limits for both bodily injury and/or property damage for any one occurrence.

(5) Excess Liability, in the Umbrella Form and on an Occurrence Basis, with limits of at least $1,000,000 combined single limit for each occurrence. SELLER agrees that SELLER, SELLER'S insurer(s) and anyone claiming by, through, under or in behalf of SELLER shall have no claim, right of action or right of subrogation against BUYER or BUYERS' customers based on any loss or LIABILITY insurable under the foregoing INSURANCE.

SELLER shall be prepared, prior to the start of work, to furnish, if requested by BUYER, certificates or adequate proof of the foregoing insurance.

SELLER shall also require its subcontractors, if any, which may enter upon BUYER premises to maintain similar insurance and to agree to furnish BUYER, if requested, certificates or adequate proof of such insurance. Certificates furnished by SELLER or its subcontractors shall contain a clause stating that "BUYER is to be notified in writing at least thirty (30) days prior to cancellation of, or any MATERIAL change in, the policy."

LICENSES - No licenses, expressed or implied, under any trademarks, copyrights, patents or other intellectual properties are granted by BUYER to the SELLER under this Agreement.

NEW AND CHANGED METHODS, PROCESSES, MATERIALS AND EQUIPMENT -
SELLER agrees to keep abreast of major developments in the distribution industry and promptly advise BUYER of any changes in production methods, processes, materials and equipment (Production Technology) which might affect the service to be supplied by SELLER under this Agreement or which would increase productivity or lower costs. BUYER may request from time to time, that SELLER adopt or implement any changes in Production Technology which come to BUYERS' from the SELLER or otherwise and which BUYER believes would lower BUYERS' costs of service under this Agreement shall be adjusted by mutual agreement. Should no mutual agreement be reached under a reasonable time (not to exceed six months), BUYER shall have the right of TERMINATION provided in the Section entitled TERMINATION.

NOTICES - Any NOTICES or demand which under the terms of this Agreement or under any statute must or may be given or made by SELLER or BUYER shall be in writing and shall be given or made by hand delivery, overnight of fax with a confirmation copy by certified or registered mail addressed to the respective parties as follows:

To Bell Atlantic:     Bell Atlantic Directory Services, Inc.
                      Attn:  Associate Director - Directory Purchasing
                      2980 Fairview Park Drive 11th Floor
                      Falls Church, VA 22042

To GTE:               GTE Directories Distribution Corporation
                      Attn:  Operations Manager
                      1206-A US Highway 301 North
                      Tampa, FL  33619

To SELLER:



Such NOTICE or demand shall be deemed to have been given or made when received.

The above addresses may be changed at any time by giving five (5) days prior written notice as provided above.

OPTION TO EXTEND   BUYER shall have the right to extend the period specified
in the section entitled "CONTRACT PERIOD" for a period of three (3) one year options by giving SELLER at least thirty (30) days prior written notice prior to the expiration date of this Agreement or any extension thereof.

PAYMENT - SELLER shall submit invoices at the conclusion of each delivery. Once BUYER has received the invoice, the completed "Statement of Initial Distribution Form" and Delivery Records, BUYER will make payment to SELLER net 30 days.

Each invoice will accompany a "Statement of Initial Distribution Form" and will at a minimum contain the following information for each bill: the contract no., purchase order number, date, directory name, company name, quantity delivered, price, and total amount due.

PERMANENT AND TEMPORARY PERSONNEL - SELLER shall provide and maintain adequate and proper personnel (temporary and permanent) and facilities to satisfactorily accomplish and supervise the work to be performed under this Agreement. Such personnel shall be trained and supervised by SELLER to assure their performance of this Agreement and in a manner acceptable to BUYER. In all cases, SELLER'S field manager will have physical presence in the delivery market from the delivery start to 100% completion. In cases where the field supervisor needs to be changed, SELLER will give BUYER written notice within 24 hours of such change.

PHASE-IN/PHASE-OUT - If BUYER selects another supplier to perform work and SERVICES similar to those covered by this Agreement for a term subsequent to the termination or to the expiration date of this Agreement, and if BUYER chooses to initiate a phase-out/ phase-in program, BUYER will give SELLER reasonable written notice prior to the expiration date of this Agreement.
Upon such notification, SELLER shall commence a phase-out/ phase-in program in accordance with BUYERS' written instructions. SELLER shall cooperate with BUYER and with the incoming Supplier to facilitate the phase-out/phase-in program.

PRICE   APPENDIX 1, contains the pricing for each delivery and is hereby made a part of this Agreement. Prices shall be firm for the period of this Agreement.

PRIVACY   BUYER is committed to protecting the privacy of our customers.
Records and routing material provided to the SELLER are to be used only for the distribution of telephone books for BUYER. At BUYERS' option, these records should be kept safe until the next year's delivery or sent back to BUYER within forty-five (45) days of reported completion at SELLER'S expense. At the termination of this contract, all outdated records should be shredded as directed by BUYER.

PUBLICITY - SELLER agrees to submit to BUYER all advertising, sales promotion, press releases and other PUBLICITY matters relating to the MATERIAL furnished or the SERVICES performed by SELLER under this Agreement wherein BUYERS' names or marks are mentioned or language from which the connection of said names or marks therewith may be inferred or implied; and SELLER further agrees not to publish or use such advertising, sales promotion, press releases, or PUBLICITY matters without BUYERS' prior written approval. In no instances will SELLER communicate with the media relating to the BUYERS' directories.

PURCHASE ORDERS   Purchase Orders applying against this Agreement must be sent to SELLER by BUYER. Purchase Orders placed by BUYER applying against this Agreement shall specify: (a) description of Materials, directory title (b) BUYERS' purchase order and line numbers; (d) quantity amounts; (e) BUYERS' contract number; (f) location to which the Material is to be shipped; and (g) location to which invoices shall be rendered for payment; (h) company name.

The Terms and Conditions of this Agreement shall apply to all Purchased Orders placed by BUYER for the Material described herein and BUYERS' failure to identify the contract number of this Agreement on any Purchase Order shall in no manner affect the applicability of the Terms and Conditions.

QUALITY   Quality is a process of assuring conformance to each and every term, condition and specification of this Agreement. SELLER agrees that its commitment to Quality and the process it has in place to fulfill this commitment to Quality with respect to each service and material provided by SELLER are primary and material requirements of this Agreement. In addition to any rights or remedy available to BUYER under this Agreement, BUYER reserves the right to assure, throughout the term of this Agreement, SELLER'S continued commitment to Quality and SELLER agrees to take appropriate steps, as noted by BUYER, to improve SELLER'S commitment to Quality.

RECORDS AND AUDIT - SELLER shall maintain complete and accurate RECORDS of all amounts billable to and payments made by BUYER hereunder in accordance with generally accepted accounting practices. SELLER shall retain such RECORDS for a period of four (4) years from the date of final payment for MATERIAL or SERVICES covered by this Agreement. SELLER agrees to provide reasonable supporting documentation concerning any disputed amount of invoice to BUYER within (thirty (30) days) after BUYER provides written notification of the dispute to SELLER. BUYER and its authorized agents and representatives shall have access to such RECORDS for purposes of AUDIT during normal business hours during the term of this Agreement and during the respective periods in which SELLER is required to maintain such RECORDS. The correctness of SELLER'S billing shall be determined from the results of such AUDITS. SELLER shall permit BUYERS' representatives to examine and AUDIT such RECORDS and all supporting documentation and to reproduce it at reasonable times and places as mutually agreed to by the parties.

RELEASES VOID - Neither party shall require waivers or releases of any personal rights from representatives or customers of the other in connection with visits to its premises and both parties agree that no such releases or waivers shall be pleaded by them or third persons in any action or proceeding.

REPORTS BY SELLER - SELLER shall furnish BUYER such reports as BUYER may request pertaining to the delivery of Directories and performance of other services pursuant to this Agreement. Such reports shall be provided in accordance with instruction from BUYER.

RESCOPE - From time to time BUYER may change the scope of a delivery. Examples of a rescope include but are not limited to the following; (1) Delivery by hand versus mail, (2) Delivery by mail versus hand, (3) Expansion of an area, (4) Development of other types of directories within an area already receiving a directory and (4) Introduction of new directories to an area.

With any rescope, BUYER may at its option request competitive quotations for the rescope work. BUYER is in no way obligated to give any rescope work to SELLER.

If BUYER decides that SELLER will not deliver any directory included in the specifications, BUYER is free of any obligation the SELLER may have for any losses in revenue incurred by the BUYER due to a rescope.

If BUYER elects to solicit pricing from SELLER, BUYER will provide specifications and notify the SELLER at least ninety (90) days prior to the start of the delivery. SELLER shall provide a fixed unit price in sufficient time to be accepted by the BUYER at least thirty (30) days prior to the start date of the delivery. Any rescope work awarded to SELLER shall be added to and made a part of this Agreement.

SECURITY REVIEW - SELLER shall permit BUYER to review SELLER'S methods and procedures for keeping confidential all information furnished by BUYER including but not limited to Master Information and other material containing information. SELLER shall comply with all BUYERS' requirements for security resulting from such review.

SELLER'S INFORMATION   No specifications, drawings, sketches, models, samples,
tools, computer programs, technical information or data, written, oral or otherwise, furnished by SELLER to BUYER hereunder or in contemplation hereof shall be considered by SELLER to be confidential or proprietary.

SELLER'S ORGANIZATION CHART   The SELLER shall furnish to the BUYER an
organization chart. This chart must show the SELLER'S structure, its personnel and provide telephone numbers of key personnel. This chart must be updated as changes warrant.

SEVERABILITY - In the event that any one or more of the provisions contained herein shall, for any reason, be held to be unenforceable in any respect, such unenforceability shall not affect any other provision of this Agreement, but this Agreement shall then be construed as if such provision or provisions never had been contained herein.

SUBCONTRACTING - SELLER shall not, without BUYERS' prior written approval, sub-contract any portion of the work to be performed hereunder.

SUSPENSION - SELLER acknowledges and agrees that BUYER may suspend SELLER'S performance of the Service at any time, with or without cause, in whole or in part, upon written notice to SELLER, and in such event, SELLER shall resume performance of the Services when directed to do so by BUYER. If only a portion of the Services are suspended, then SELLER shall be compensated only for that portion of the Services actually performed during such suspension.

SURVIVAL OF OBLIGATIONS   SELLER'S obligations under this Agreement which, by
their nature, would continue beyond the termination, cancellation, or expiration of this Agreement or any Order or license issued hereunder, including, by way of illustration and not limitation, those in clauses, "LIABILITY, INSURANCE, INDEMNITY", and "WARRANTY", shall survive termination, cancellation or expiration of this Agreement.

TERMINATION - BUYER may for its convenience and without cause, at any time, terminate all or part of this Agreement for materials and or/services immediately without cause.

Upon termination BUYER shall pay SELLER:

1. All amounts due for services provided by SELLER to BUYER at the rates specified under this Agreement up to and including the effective date of termination.

2. The purchase price of all supplies ordered by SELLER for BUYER under this Agreement (not subject to cancellation without penalty or otherwise usable by SELLER'S operations), less any salvage value of such materials.

Such payment will constitute a full and complete discharge of BUYERS' obligations under this Agreement. Upon termination of this Agreement, the BUYER shall not be liable to SELLER, either for compensation or for damages of any kind or character whatsoever, whether on account of the loss by SELLER of present or prospective profits, or expenditures, investments or commitments made in connection therewith or in connection with the establishment, development or maintenance of SELLER'S business, or an account of any other clause or thing whatsoever, provided that termination shall not prejudice or otherwise affect the rights or liabilities of the parties with respect to SERVICES theretofore provided under this Agreement.

The SELLER shall complete expeditiously any delivery in process, as defined in the section, WORK IN PROCESS, at the effective date of termination.

Upon termination of expiration of this Agreement, all routing plans, delivery personnel lists, maps, miscellaneous aids, delivery records, etc. which are used by SELLER for performing this Agreement, if not already owned by BUYER, become the BUYERS' property at no cost to BUYER. SELLER shall deliver such items, properly wrapped and packed and in accordance with the BUYERS' instructions.

TIMELY INFORMATION - If SELLER has knowledge that anything prevents or threatens to prevent the TIMELY PERFORMANCE of the work under this Agreement, or has knowledge of damaged equipment owned or leased by BUYER, SELLER shall immediately notify BUYERS' Representative thereof and include all relevant information concerning the delay or potential delay or damage.

USE OF INFORMATION   All information in written, printed, graphic or other
form furnished to SELLER under this Agreement or in contemplation of this Agreement remains BUYERS' property, shall be kept confidential by SELLER and shall be returned to BUYER at our request. SELLER agrees that such information shall be used solely for the performance of the SERVICES and that SELLER shall not use or permit others to use such information or any part thereof, printed or otherwise, for any purpose unless so directed in writing by BUYER. SELLER shall keep confidential and safeguard all Material or portions thereof covered by this Agreement now or hereafter in SELLER' s possession and prevent their use by any other person or persons. SELLER shall promptly destroy all extra proofs and copies of any of the material or portion thereof. SELLER hereby agrees to save us harmless from loss or liability resulting, or that hereafter may be claimed to have resulted, from any failure by SELLER, SELLER'S employees, SELLER'S agents, SELLER'S representative or SELLER'S subcontractors to comply with the terms of this section.

WAIVER   No waiver or any breach of any agreement or provision herein contained shall be deemed a waiver or any preceding or succeeding breach or any other agreement or provision contained herein. No extension of time for performance of any obligations or acts shall be deemed an extension of the time for performance of any other obligations or acts.

WARRANTY - SELLER expressly warrants to BUYER and its customers, that all MATERIAL and SERVICES furnished under this Agreement will be free from defects in MATERIAL and workmanship, will conform and perform in accordance with specifications, drawings, and samples, and will be free from all liens and encumbrances. SELLER also warrants that SERVICES will be performed in a first class, workmanlike manner. Further, if MATERIAL furnished contains any manufactures' WARRANTIES, SELLER hereby assigns such WARRANTIES to BUYER, its successors, assigns, customers, and users of any goods sold by BUYER. All WARRANTIES shall survive inspection, acceptance and payment. MATERIAL or SERVICES not conforming to these WARRANTIES will, at BUYERS' option, promptly be repaired, re-performed, adjusted, or replaced by SELLER at no cost to BUYER or its customers.

WORK IN PROCESS   SELLER will perform any work that is in process at the
expiration of this Agreement.

WORK DONE BY OTHERS - If any part of the services performed by SELLER under this Agreement is dependent upon work done by others, SELLER shall inspect and promptly report to BUYER any defect that renders such other work unsuitable for SELLER'S proper performance. SELLER'S silence shall constitute approval of such other work as fit, proper and suitable for SELLER'S performance of the services under this Agreement.

WORK ORDERS - Any work required by SELLER that is outside the scope of work described in this Agreement may be processed as a "Work Order" (i.e. delay in printing). No Work Order shall be considered approved until Purchasing has given written Authorization. If SELLER performs work outside of the scope defined in this Agreement without an approved "Work Order', BUYER is not obligated to compensate SELLER.

YEAR 2000 - SELLER represents and warrants that, to the extent required to fulfill its obligations under this Agreement, SELLER'S computer hardware and software systems are and shall be "Y2K" compliant, present dates without ambiguity as to century, and will not malfunction or cease to function, generate incorrect data, or otherwise produce incorrect results due to the entry or processing of calendar related data, including without limitation, calendar related data relating to the year 2000 and beyond, and to leap years occurring subsequent to the date hereof.

EXECUTION - Authorized representatives of the BUYER and SELLER hereby execute this Agreement including any attachments and/or appendices attached hereto and made a part hereof.

GTE DIRECTORY DISTRIBUTION

By:

Name:

Title:

Date:


BELL ATLANTIC YELLOW PAGES COMPANY

By:

Name:

Title:

Date:


SELLER

By:

Name:

Title:

Date:





                             Exhibit 10.2


                CONSULTING SERVICES MASTER AGREEMENT

THIS AGREEMENT made and effective this ___th day of --------------, 2001

BETWEEN: Hencie Consulting Services, Inc. d/b/a Hencie, a corporation duly incorporated pursuant to the laws of Texas, having a place of business at 13155 Noel Road, 10th Floor, Dallas, Texas 75240 (hereinafter referred to as "Hencie").

AND: ---------------, a corporation organized and subsisting pursuant to the laws of -------, having its principal place of business ---------------------- (hereinafter referred to as the "Client").

WHEREAS Hencie undertakes to provide the Client with its professional services in accordance with the details and specifications set out herein and in the schedules attached hereto;

NOW THEREFORE THIS AGREEMENT WITNESSES that Hencie and the Client, hereby covenant and agree, each with the other, as follows:

1.  INTENT

1.1 Hencie undertakes to provide the Client with its professional services which shall be set out in schedules that will be annexed hereto from time to time, in the form shown in Form A, and shall be executed by the parties and will form part of this Agreement (the "Schedule(s)"). Each Schedule shall specify the services to be provided, ("Services"). Each Schedule shall also indicate the term during which the work described therein will be carried out and the charges payable by the Client.

2.  HENCIE OBLIGATIONS

2.1 Hencie shall use its best efforts to provide the Services through selected employee(s). However, in the event that Hencie must withdraw the services of a selected employee, it shall use its best efforts to replace any such employee with an employee or agent of at least equal qualification.

2.2 Hencie hereby reserves and the Client acknowledges Hencie's right to obtain, contract for or otherwise acquire the services of sub-contractors or agents in order to perform its obligations hereunder.

2.3 Hencie shall perform the Services at all times in accordance with identified application development standards and recognized professional standards and in full compliance with applicable statutes, laws, ordinances, and regulations. Hencie undertakes to obtain any permit, license, or other authorizations required by any governmental or other regulatory body for the performance of the Services under this Agreement. Hencie also warrants that it is not prevented by any law or by the terms of any agreement from entering into this Agreement or to provide the Services described hereunder.

3.  CLIENT OBLIGATIONS

3.1 The Client shall be responsible for providing all required management direction, technical and other specifications, guidance, and logistical support to Hencie as may be required to perform the Services herein.
3.2 The Client warrants that all information, data or other information provided to Hencie in respect of this Agreement shall be accurate and Hencie shall be entitled to rely upon such information in performing the Services.

4.  CHARGES INVOICES AND EXPENSES

4.1 The Client shall pay Hencie the charges set forth in the applicable Schedule. All charges are to be invoiced following performance of the Services or as set forth in the applicable Schedule, and are payable within thirty (30) days of the date of issue of each correct invoice.

4.2 All charges and expenses payable by the Client hereunder shall be exclusive of all taxes, including without limitation any sales, goods and services, excise, valued added, or similar taxes.

4.3 Any expenses which may be incurred shall be reimbursed by the Client to Hencie within thirty (30) days of receipt of an appropriate invoice.

4.4 Overdue amounts pursuant to this Agreement shall bear interest at a rate of eighteen (18%) percent per annum or such other maximum allowable rate permitted by law.

5.  LIABILITY

5.1 Each party's entire liability to the other party and its exclusive remedies are set forth in this Section 5.0 and Section 6.0. Subject to the specific provisions of this Section 5.0, it is the intent of the parties that each party will be liable to the other party only for direct damages incurred by the non-breaching party as a result of the breaching party's failure to perform its obligations in the manner required by this Agreement.

5.2 The limitations stated in this Section 5 shall apply regardless of the form of action, whether in contract or in tort including negligence. These limitations will not apply (i) to claims by either party for bodily injury, death or damage to real property or tangible personal property for which the other party or any of its employees, agents or subcontractors is legally liable, (ii) to either party's obligation to indemnify the other pursuant to
Section 6 of this Agreement, or (iii) to either party's liability under
Section 8.

5.3 Upon expiration or termination of this Agreement, neither party may bring an action, regardless of form, arising out of this Agreement more than two years after the cause of action has arisen or the date of discovery of such cause, whichever is later.

5.4 EXCEPT FOR LIABILITY UNDER SECTION 6.0, IN NO EVENT WILL EITHER PARTY HAVE ANY LIABILITY WHETHER BASED IN CONTRACT, TORT (INCLUDING, WITHOUT LIMITATION, NEGLIGENCE), WARRANTY, OR ANY OTHER LEGAL OR EQUITABLE GROUNDS, FOR ANY LOSS OF INTEREST, PROFIT, BUSINESS OR ECONOMIC LOSS OR REVENUE BY THE OTHER PARTY OR FOR ANY CONSEQUENTIAL, INDIRECT, INCIDENTAL, SPECIAL, PUNITIVE, OR EXEMPLARY DAMAGES SUFFERED BY THE OTHER PARTY, ARISING FROM OR RELATED TO THIS AGREEMENT, EVEN IF SUCH PARTY HAS BEEN ADVISED OF THE POSSIBILITY OF SUCH LOSSES OR DAMAGES; PROVIDED, HOWEVER, THAT THIS CLAUSE WILL NOT PREVENT EITHER PARTY FROM RECOVERING AMOUNTS OWED UNDER THIS AGREEMENT.

6.  INDEMNITY

6.1 Hencie hereby agrees to indemnify and hold harmless Client, its officers, directors, and employees harmless from and against any and all liabilities, losses, claims, damages, or expenses (including reasonable legal fees) that any computer program owned or developed by Hencie and used in the performance of services hereunder infringes a patent, copyright, or any other intellectual property right. Hencie will pay resulting costs, damages, and legal fees finally awarded or incurred or paid by way of settlement provided that Client promptly notifies Hencie in writing of the claim and Hencie has sole control of the defense and all related settlement negotiations. If Hencie does not take control of the defense, Client may do so at Hencie's sole cost and expense.

6.2 Client hereby agrees to indemnify and hold harmless Hencie, its officers, directors and employees harmless from and against any and all liabilities, losses, claims, damages, or expenses (including reasonable legal fees) that any computer program owned or developed by Client and used in the performance of services hereunder infringes a patent or copyright or any other intellectual property right. Client will pay resulting costs, damages, and legal fees finally awarded or incurred or paid on way of settlement provided that Hencie promptly notifies Client in writing of the claim and Client has sole control of the defense and all related settlement negotiations. If Client does not take control of the defense, Hencie may do so at Client's sole cost and expense.

6.3 In the event that an indemnifying party shall be obligated to indemnify an indemnified party pursuant to Sections 6.1 or 6.2, the indemnifying party shall, upon payment of the such indemnity in full, be subrogated to all rights of the indemnified party with respect to the claims and defenses to which such indemnification relates.

6.4 The indemnification rights of each indemnified party pursuant to Section
6.1 and 6.2 shall be the exclusive remedy of such indemnified party with respect to the claims to which such indemnification relates. The indemnification rights herein shall not apply unless the party against whom the suit is filed informs the indemnifying party as soon as practicable of the suit or action and provides the indemnifying party an opportunity to participate in its defense. The parties agree not to settle any such claim without the prior consent of the indemnifying party.

7.  CHANGES

7.1 The Client may, at any time during the term specified in a Schedule, request a change in the Services to be performed. Within five (5) days of such a request, Hencie will quote the cost of the change and the effect on the time of performance. Performance under the existing Schedule shall continue during the period of such a request without interruption unless otherwise agreed upon by both parties. The existing Schedule may then be amended upon the mutual agreement of the parties.


8.  TERM AND TERMINATION

8.1 This Agreement shall commence on the date hereof and shall continue for a period of one (1) year. The Agreement shall automatically renew for additional one (1) year period until terminated in accordance with this Section.
8.2 In the event that the Client terminates this Agreement without cause prior to the expiration of the initial term of this Agreement, the Client shall pay to Hencie in a single payment all of the charges invoiced and/or due for work performed and one half of the charges applicable for the unexpired portion of any Services to be rendered or any Schedule.

8.3 Either party may, by giving thirty (30) days prior written notice to the other, terminate this Agreement, or upon five (5) days prior written notice to Hencie terminate any individual Schedule at any time and for any reason whatsoever as regards all or any part of the work not theretofore completed. Upon such notice being given, Hencie shall cease work and shall prepare its statement of accounts in accordance with the effective date stated in the notice. Upon such termination, any payments for Services rendered, to be made hereunder by the Client, shall be adjusted and prorated to the completed portion of Hencie's undertaking and the Client shall be liable for all reasonable costs incurred by Hencie in preparation for the performance of its obligations in this Agreement.

8.4 In the event that either party materially breaches any of its duties, obligations or responsibilities hereunder or commits an Act of Insolvency (as defined below); then the party not in breach or insolvent, as the case may be, may, by promptly giving notice thereof to the other party, terminate this Agreement.

8.5 For the purposes of this Section, a party shall be deemed to have committed an Act of Insolvency if it:

    i. institutes proceedings for its winding-up (except for reorganization), liquidation, or dissolution or consents to the filing of any petition with respect thereto or files a petition seeking reorganization, readjustment, arrangements, composition, or similar relief under any applicable law or consents to the filing of any such petition or to the appointment of a receiver, liquidator, trustee, or similar officer of itself or any part of its property or makes an assignment for the benefit of creditors or is unable, or admits in writing its inability, to pay its debts as they become due or otherwise acknowledges its insolvency or is deemed for the purposes of any applicable law to be insolvent or voluntary suspends transaction of its usual business or any action is taken by such party in furtherance of any of the aforesaid purposes, or

    ii. if a court having jurisdiction enters a decree or order for its winding up, liquidation or dissolution or adjudges it to be insolvent or enters a decree or order which remains in force, undischarged, or unstayed, for a period of 10 days or more approving, as properly filed, a petition seeking reorganization, readjustment, arrangement, composition, or similar relief for any such party under any applicable law, or the appointment of any receiver, liquidator, trustee, or similar officer of any such party or all or any part of its property, or

    iii. if any application is made with respect to it under the federal Bankruptcy Code or similar legislation or if a proceeding is instituted for its winding up or a petition in bankruptcy is presented against it under a bankruptcy or similar act and such application, proceeding or petition is not dismissed, stayed, or withdrawn within 60 days after such party has notice or knowledge of the institution thereof; or

    iv. if the Client pays by a check that is returned for insufficient funds.

8.6 In the event that the Client fails to pay any amount due under this Agreement and such amount remains unpaid for thirty (30) days after Hencie's written notice to the Client that an amount is past due, Hencie may terminate this Agreement and any other agreement between the parties then in force forthwith and without further notice.

9.  FORCE MAJEURE

9.1 Neither party shall be liable for any default or delay in the performance of its obligations hereunder to the extent such default or delay is caused, directly or indirectly, by fire, flood, earthquake, elements of nature, or Acts of God; acts of war, terrorism, riots, civil disorders, rebellions, or revolutions; strikes, lockouts, or labor difficulties; or any other similar cause beyond the reasonable control of such party. These delays shall not be a breach of this Agreement and the non-performing party will be excused from any further performance or observance to the obligations so affected for as long as such circumstances prevail and such party continues to use its best efforts to recommence performance or observance whenever and to whatever extent possible without delay. Any party so delayed in its performance will immediately notify the other party by telephone (confirmed in writing within five (5) Business Days of the inception of such delay).

10. PUBLICITY

Each party agrees to submit to the other all advertising, sales promotion, and other publicity matter relating to any Services wherein the other party's name is mentioned or language used from which the connection of the other party's name therewith may be inferred or implied. Each party further agrees not to publish or use any such advertising, sales promotion, or publicity without consent of the other party, which consent shall not be unreasonably withheld.

11. DISPUTE RESOLUTION

If a dispute arises between the Parties as to whether a material term or condition of this Agreement has been breached by a Party or whether the amount claimed in a Correct Invoice is correct or overdue, then, at the request of one of the parties, the dispute shall be referred without delay for amicable settlement to a senior manager chosen by each of the parties. The parties agree that any dispute will initially be referred to the senior managers. Should the senior managers fail to resolve the dispute within two (2) Business Days, the dispute shall be referred for resolution to an executive officer of each company chosen by each of the parties. Should the executive officers fail to resolve the dispute within five (5) Business Days, the party asserting the breach may seek remedy under the applicable law.

12. PROTECTION OF CONFIDENTIAL INFORMATION, BUSINESS AND INTELLECTUAL PROPERTY Previous to, or contemporaneously with, the execution of this Agreement, Client and Hencie have executed a Mutual Protection Agreement, which is incorporated herein by reference, the purpose and intent of which is the protection of Client's and Hencie's Confidential Information, Business, and Intellectual Property before, during, and after the services provided by this Agreement.

13.  GENERAL

13.1 Project Contact. Each party will designate an individual ("Project Contact") to whom all communications from the other party may be addressed, and who has authority to act for the appointing party in connection with all aspects of this Agreement. All formal communications and consents contemplated by this Agreement shall be, in the first instance, between the Project Contacts of each party. Neither party shall rely on any communication or consents provided by any employee of the other party unless such communication or consent has been confirmed by the Project Contact.

13.2 Hencie Personnel. Each party recognizes that Hencie personnel providing the Services to Client under this Agreement may perform similar services from time to time for others, and this Agreement shall not prevent Hencie from using personnel provided to Client under this Agreement or equipment which remains the property of Hencie for such purposes. Hencie may perform its obligations through its subsidiaries or Affiliates, or through the use of Hencie-selected agents or sub-contractors; provided, however, that Hencie shall not be relieved of its obligations under this Agreement by use of such subsidiaries, Affiliates, agents or subcontractors.

13.3 Entire Agreement. This Agreement, including all agreements incorporated by reference herein, constitutes the entire agreement between the parties hereto pertaining to the subject matter hereof and cancels, replaces and supersedes all existing and prior contracts, agreements, negotiations, and understandings, written or verbal, made between the parties with respect to the Services covered by the Agreement and, except as otherwise provided herein, there are no warranties or conditions express, implied, statutory, or otherwise, applicable to the Services or subject matter herein.

13.4 No Amendment. No supplement, modification, waiver, qualification, or termination of this Agreement shall be binding unless executed in writing by the parties hereto.

13.5 Notice. Any notice, demand or other communication required or permitted to be given to any party hereunder shall be in writing and shall be either:
(i) personally delivered; (ii) sent by prepaid registered and receipted mail;
(iii) sent by same day or next day courier; or (iv) sent by fax or similar method of telecommunication, charges prepaid and confirmed by prepaid registered mail. Any notice so given shall be sent to the parties at the respective addresses set out below:

     If to Client:          If to Hencie:
                            Hencie Consulting Services, Inc.
                            13155 Noel Road, 10th Floor
                            Dallas, Texas 75240
     Attn:                  Attn: Contracts
     Fax:                   Fax: 972.671.0022
13.6 Change of Address. Any party may from time to time change its address by written notice to the other party given in accordance with the provisions hereof. Any notice or communication given by courier or personal delivery shall be deemed to be received on the date of delivery, any notice sent by fax or similar method of communication shall be deemed to be received on the day of the sending of the fax or similar method of telecommunication unless sent after close of business of the recipient, in which case it shall be deemed received on the next Business Day of the recipient, as the case may be, and any notice delivered by registered and receipted mail shall be deemed to have been received on the third Business Day following dispatch.

13.7 Successors and Assigns. Subject thereto, this Agreement shall enure to the benefit of and be binding upon the parties hereto and their respective successors and permitted assigns, as the case may be.

13.8 No Assignment. This Agreement and any interest or obligation therein shall not be assigned by either Party without the written consent of the other Party, which consent shall not be unreasonably withheld. However, both Parties agree that if either Party undergoes a corporate re-organization, the Agreement and any interest therein shall be deemed assigned to any and all successors. Notwithstanding anything herein contained, Hencie may on notice to the Client assign this Agreement to any of its Affiliates and Subsidiaries. Without notice to or consent of the Client, Hencie may at any time assign any payment to be made to Hencie hereunder.

13.9 Further Assurances. Each party agrees that upon the written request of any other party, it shall do all such acts and execute all such further documents, conveyances, deeds, assignments, transfers, and the like and shall cause the doing of all such acts and shall cause the execution of such further documents as are within its powers to cause the doing and execution of, as the other party hereto may from time to time reasonably request be done and/or executed as may be necessary or desirable to give effect to this Agreement.

13.10 Survival. The representations and warranties and covenants of the respective parties contained in this Agreement, or in any document or instrument delivered pursuant hereto shall survive the completion of the transactions provided for herein regardless of any investigation by or on behalf of that party. In addition, the provisions of Sections 5.0 ("Liability"), 6.0 ("Indemnity"), and this Section 13.10 shall remain in force and effect after the termination hereof, until such time as the parties may mutually agree to the release of the obligations contained herein.

13.11 Severability. If any of the provisions contained in this Agreement is found by a court of competent jurisdiction to be invalid, illegal or unenforceable in any respect, the validity, legality, or enforceability of the remaining provisions contained herein shall not be in any way affected or impaired thereby.

13.12 Waiver. The waiver by either party of any default or breach of this Agreement shall not constitute a waiver of any other or subsequent default or breach. No failure on the part of any party hereto to exercise and no delay in exercising any right, power or remedy hereunder shall operate as a waiver thereof, nor shall any single or partial exercise of any right, power or remedy by any party prelude any other or further exercise thereof or the exercise of any other right, power or remedy. No express waiver or consent by any party hereto to any breach of or default in any term or condition of this Agreement shall constitute a waiver or an assent to any succeeding breach of or default in the same or any other term or condition hereof.

13.13 Independent Contractors. This is an Agreement between separate legal entities and neither is the agent nor employee of the other for any purpose whatsoever. The parties do not intend to create a partnership or joint venture between themselves. Neither party shall have the right to bind the other to any agreement with a person or to incur any obligation or liability on behalf of the other party.

13.14 Governing Law/Venue. This Agreement shall be governed by and construed in accordance with the laws of the State of Texas. Venue for any dispute arising under this Agreement shall be exclusive in Dallas County, Texas.

13.15 Separate Counterparts. This Agreement may be executed in one or more counterparts each of which when so executed and delivered shall be deemed to be an original and such counterparts together shall constitute one and the same instrument.

13.16 Headings Not Controlling. The headings in this Agreement are for convenience of reference only and shall not affect the construction or interpretation hereof.

13.17 Health and Safety. Where it has been agreed that a party's employees are to work at the other party's premises, the parties agree that said employee(s) will be informed of and there will be compliance with the health and safety standards of the work premises and all applicable laws and regulations. The party providing the premises shall be in compliance with all applicable health and safety laws, rules, or regulations and shall provide adequate safety measures to safeguard those working on the premises.

IN WITNESS WHEREOF the parties hereto have executed this Agreement by their duly authorized representatives as of the date first above written.

Client                         Hencie Consulting Services, Inc.
By: ________________________   By: ____________________________
Name: ______________________   Name: __________________________
Title: _____________________   Title: _________________________