Form 10KSB
period 2002-12-31
ALTERNATE MARKETING NETWORKS INC
filed 2003-03-31
CIK 949244

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-KSB


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended:  December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number:  0-26624

Alternate Marketing Networks, Inc.
_____________________________________________________________________________
(Name of small business issuer in its charter)

       Delaware                           38-2841197
_____________________________________________________________________________
(State or other jurisdiction of	(I.R.S. Employer incorporation or
    organization)                        Identification No.)

     One Ionia S.W., Suite 520, Grand Rapids, Michigan           49503
_____________________________________________________________________________
(Address of principal executive offices)                       (Zip Code)

Issuer's telephone number  (616) 235-0698

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value, $0.01 per share ("Common Stock")

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]Yes [ ]No

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:  $20,296,838

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: $1,831,341 based on shares of Common Stock held by non-affiliates and computed by reference to the average closing bid and asked prices of such shares on the Over the Counter Bulletin Board (OTCBB) as of March 5, 2003.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,895,878 shares of Common Stock as of March 24, 2003, after deducting 1,474,039 shares held in the treasury

                    DOCUMENTS INCORPORATED BY REFERENCE

	The following documents are incorporated by reference into the part(s) of this Form 10-KSB identified below:

Document                                                       Part
________________________________________________              ______
Definitive Proxy Statement for the 2003 Annual
  Meeting of Stockholders                                       III



                              TABLE OF CONTENTS

PART I
Item 1.  Description of Business
Item 2.  Description of Property
Item 3.  Legal Proceedings
Item 4.  Submission of Matters to a Vote of Security Holders

PART II
Item 5.  Market for Common Equity and Related Stockholder Matters
Item 6.  Management's Discussion and Analysis or Plan of Operation
Item 7.  Financial Statements
Item 8. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
Item 10. Executive Compensation
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 12. Certain Relationships and Related Transactions
Item 13. Exhibits and Reports on Form 8-K
Item 14. Controls and Procedures

SIGNATURES
INDEX OF EXHIBITS



PART I

Item 1.  Description of Business.

Overview

Alternate Marketing Networks, Inc. is a business services company serving Fortune 500 and middle market companies, through three complementary lines of business services: software implementation and support services; logistics process management; and advertising and marketing process management. Our services are provided throughout the United States to clients such as General Motors, Verizon, Raytheon, and Lone Star Steel.

Our History

We were originally organized in 1988 as a Michigan corporation with the mission to be a single source provider of marketing solutions. In 2000, we began expanding our services to take advantage of the wide use of internet technologies through building and acquiring online marketing businesses. In 2002, we significantly increased our technology service capabilities by acquiring Hencie, Inc., a Dallas-based information technology company specializing in enterprise software implementation and support services.
With the completion of this acquisition in August 2002, we adopted a plan to leverage the core competencies of Hencie and its management with the existing infrastructure of the Company. In 2002, we also reincorporated in Delaware. We currently have three operating segments based on our service offerings.

As used in this report, unless the context requires otherwise, the terms "we," "us," "our," "Company," and "ALTM" refer to the consolidated operations of Alternate Marketing Networks, Inc. and its direct and indirect wholly and majority owned subsidiaries, including Alternate Postal Direct, Inc., a Michigan corporation ("APD"), Hencie, Inc., a Delaware corporation ("Hencie"), Hencie Consulting Services, Inc., a Texas corporation ("Hencie Consulting"), and National Home Delivery, Inc., an Illinois corporation ("NHD")or ("USSPI").

Our Services

Technology

The technology segment provides software consulting, implementation, and support services related to Oracle Corporation's suite of enterprise business applications to help its customers improve their business performance by applying direct industry experience, expertise in Oracle technology, and our in-depth knowledge of business processes to create mission-critical business solutions for these companies. This segment also provides enterprise resource planning, supply chain management, customer relationship management, application integration, and enterprise portal services. Customers of the technology segment include companies in the manufacturing, energy, and distribution industries. A majority of these customers are middle market companies with annual revenues greater than $100 million. The technology segment generates a majority of its revenue on a time and materials fee basis in connection with the implementation of Oracle software applications. The balance of its revenues are derived from providing pre-implementation consulting services and post-implementation support services. Revenues are recognized as services are performed, primarily on a time and materials basis.

Logistics

The logistics segment delivers and tracks and verifies the delivery of various products, including telephone directories, and provides brokered transportation of various goods for national and regional companies. This segment's internet-based itrackdirectoriesSM system allows it to electronically monitor and update its customers on the delivery status of their products. Customers of the logistics segment include companies in the telecommunications, publishing and packaged goods industries. Logistics segment revenues are recognized primarily as distribution services and verification services are completed.

Advertising and Marketing

The advertising and marketing segment forms newspaper advertising networks and sells and places print advertising and advertising inserts in suburban newspapers for national advertisers. This segment has been placing advertising in suburban newspapers for over 30 years, and has long-term relationships with its customers as well as the newspapers in which the advertising is placed. Customers of this segment are able to choose from approximately 1,100 newspapers in over 50 markets nationwide and may focus advertising on specific regions and demographic segments. This segment handles all of the customary back room advertising functions ensuring that the ads run correctly and provides customers with a "one-order one-bill" service. Customers in the advertising and marketing segment include companies in the telecommunications, automotive, travel and hospitality industries. Revenues for this segment are recognized primarily as the print advertising and advertising inserts are distributed with the newspapers.

The Fulcrum Strategy

     The Company has crafted the Fulcrum Strategy, to build a sustainable, differentiated position based on its expanded capabilities as a result of the Hencie acquisition. This strategy has been specifically designed to achieve growth and profitability by leveraging the Company's core strengths in business processing and enterprise software to expand into adjacent market areas. Under this strategy, the Company intends to build a collaborative network of solution providers centered around a common mission and brought into this network through asset-based acquisitions and strategic alliances. The Company intends to develop "clients for life" through a commitment to delivering business results by applying technology to mission-critical business processes and building brand equity by consistently earning highest client satisfaction through exceeding expectations.

     The strategy calls for creating "front-end" services to position Alternate Marketing Networks as a specialist in selected industries and "back-end" services for the ongoing support and management of systems and processes that have already been implemented. This PLAN-BUILD-OPERATE approach represents the full lifecycle of services that a client is likely to purchase. PLAN services will include IT strategic consulting services for discrete manufacturing, logistics, energy and other industries. BUILD services include enterprise software consulting and implementation services to support the PLAN layer, and OPERATE services include outsourced support offerings for the ongoing management of processes, applications and hosting services.

     We see opportunities for acquisitions of privately held, regional, IT boutique firms that can strategically fulfill our plan. We are targeting firms that can bring a sustainable revenue stream of backlog and booking opportunities with the ability to retain key clients. We expect to achieve costs savings through operational efficiencies. We may enter into strategic alliances with key members of the marketplace, because acquisition is not always practicable or advantageous. We have two significant alliances we expect to contribute significantly to our success in 2003. The first is the Hencie's relationship with Oracle as a certified partner. The second is USSPI's sales alliance with Papel Media to access a nationwide network of Hispanic newspapers.

Competition

	Technology

The primary competitors of the technology segment and for Oracle solutions implementation include large accounting and consulting firms, such as Bearing Point Consulting (formerly KPMG Consulting) and CSC, and the service divisions of various software developers, such as Oracle Consulting. In addition, the technology segment may compete with its customers' own internal information technology staff and service providers. We believe our competitive advantages include offering a broad scope of fully integrated consulting services, industry expertise, and our focus on developing user-friendly solutions in a timely and cost-efficient manner.

Logistics

The primary competitors for distribution of telephone directories in the Company's logistics segment include two large national private companies who each have been delivering directories for regional Bell Operating Companies for many years. Product Development Corporation
(PDC) is the largest and best example of this group. For transportation services, the Company competes with trucking companies. The Company competes with these types of competitors by focusing on a more regional basis and integrating a web-based tracking system and an easy to use trucking system with its efficient direct-to-door delivery capabilities. We believe our competitive advantages include value added services and reasonable pricing.

	Advertising and Marketing

The primary competitors for placement of national newspaper advertising in the Company's advertising and marketing segment are national advertising representation (or "rep") firms. They usually receive a fixed fee plus a sales commission from newspapers. Landon and Associates is an example of this type of rep firm. The Company competes with these types of companies by being resellers of newspaper space. USSPI bills the clients and pays the newspapers. Newspapers do not pay USSPI a fee and clients can be assured of receiving the best newspaper rates offered. We believe our competitive advantages include our marketing services, such as targeting, and cost-efficient pricing.

Employees

As of December 31, 2002, the Company employed approximately 91 total persons in the following capacities:

Employment Capacity                          Approximate Number of Employees

Full Time Employees:
  Operations and IT consulting                            50
  General and Administrative Support                      15
  Sales and Sales Support                                 11
    Total Full Time Employees                             76
Part Time Employees(1):
  Operations                                              15
    Total Part Time Employees                             15
    Total Employees                                       91

(1) The number of part time employees varies from month to month.

No employees of the Company are subject to collective bargaining agreements. The Company does not have employment agreements with all of its employees. We believe our employee relations are satisfactory.

Intellectual Property

We utilize the following service marks: Hencie Consulting, USSPI, Alternate Postal Direct, APD, SMART System, itrackdirectories.com, ilikesamples.com, iquotefreight.com, and Knowledge Bank. We believe that our service marks have value and are an important factor in the marketing of our business services. We intend to oppose vigorously any infringement upon our service marks.

                                RISK FACTORS

     This report contains forward-looking statements within the meaning of the securities laws. Actual results and performance and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of certain risks and uncertainties set forth below and elsewhere in this report. You should carefully consider the following factors, the discussion under the caption "Cautionary Note on Forward-Looking Statements," and the other information in this report before buying or selling any shares of our common stock. Our business, financial condition, and operating results could be materially adversely affected by any one or more of the following risk factors.
However, this report does not include a discussion of all risks and uncertainties applicable to the Company. Although we have attempted to include a discussion of the material risks known to us as of the date of this report, there may be additional risks that do not presently know of or that we currently believe are immaterial that could also materially adversely affect the Company. The Company disclaims any obligation to update these factors or to announce publicly the results of any revisions to any of the risk factors or forward-looking statements contained in this report to reflect any new information or future events or circumstances or otherwise.

We may not be able to fund our existing capital needs and may require additional funding sooner than anticipated.

 Our existing and anticipated capital needs are significant. Our only existing line of credit agreements will expire on May 1, 2003 and the credit provider under these agreements has informed us that it does not intend to extend or renew these agreements. Although we intend to establish new sources of credit with commercial banks or asset-based lenders, there can be no assurance that we will be able to obtain a new line of credit or otherwise secure necessary funding. There can be no guarantee that we will be able to satisfy the conditions necessary to obtain new or additional financing under the offer letter or the expanded factoring line of credit or at all or renew or refinance our existing lines of credit which expire on May 1, 2003. In addition, changes in our operating plans, the acceleration or modification of our existing expansion plans, lower than anticipated revenues, increased expenses, potential acquisitions, or other events may cause us to seek additional financing sooner than anticipated, prevent us from achieving the goals of our business plan or expansion strategy, or prevent our newly acquired businesses, if any, from operating profitably. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Our operating results could be materially adversely affected by a failure to perform under any one or more significant contracts or a failure to collect any one or more significant accounts receivable because we are dependent upon a small number of total clients and contracts at any given time.

We derive a significant portion of revenue from large contracts for a limited number of clients at any given time. During fiscal year 2002, our largest client accounted for approximately 17% of net revenue, our second largest client accounted for approximately 17% of net revenue, and our largest five clients accounted for approximately 65% of net revenue. Our revenues could be materially adversely affected if we are unable to perform our obligations under any significant contract or we fail to collect a significant account receivable, even if the failure to perform or collect is not our fault or due to circumstances beyond our control. We may not be able to perform our obligations under a contract because of software flaws, inaccurate project time or resource estimates, or issues related to the business or personnel of a client. Software often contains flaws, particularly when software is first introduced or when new versions, features, or enhancements are released. Despite internal testing by us and testing by clients, there can be no guarantee that third-party software or software developed or customized by us for clients will not contain serious defects or errors. Serious defects or errors could result in liability for damages, lost revenues, and delay or prevent us from performing our obligations under a contract.

In addition, many of our contracts are short-term and allow clients to reduce or terminate services without notice or incurring any penalty. If clients reduce or terminate services, our revenues may decrease and we could have to reallocate employees and resources to other projects in order to minimize the effects of the reduction or termination.

We are dependent on our relationships with software vendors.

Although we currently have marketing relationships and engage in joint marketing and sales activities with a number of software vendors, there can be no guarantee that we will be able to maintain these relationships or continue to engage in these activities with these software vendors. Software vendors may terminate these relationships and activities at any time. If are unable to maintain marketing relationships or otherwise cease to enjoy the benefits of joint marketing and sales activities with our current software vendors or other software vendors, our ability to develop business and generate revenues could be materially adversely affected and our business, financial condition, and operating results could suffer.

We are also certified, accredited, licensed, or otherwise qualified by a number of software vendors to service their software products. A failure to maintain our existing certifications or qualifications with these software vendors or an inability to obtain new certifications or accreditations could materially adversely affect our ability to develop business and generate revenues.

We also receive business leads and client referrals from a number of software vendors. However, software vendors are not required to refer business or clients to us and there can be no guarantee that we will continue to receive business leads or client referrals from these software vendors. If we cease to receive business leads or client referrals from our current software vendors or other software vendors, our business could be materially adversely affected.

We may not be successful in identifying and acquiring suitable acquisition candidates, which could impede our growth and our ability to compete.

Our business plan includes the regular and systematic evaluation and acquisition of other information technology consulting companies in new and existing markets. There can be no assurance, however, that we will successfully identify suitable acquisition candidates or that we will successfully consummate any acquisitions. We may not be able to predict whether or when any prospective acquisition candidates will become available or the likelihood that any acquisition will be completed once negotiations have commenced. We will also have to compete for acquisition and expansion opportunities with companies that have substantially greater resources and these companies may be able to outbid us for or otherwise be more attractive to these acquisition candidates. If we fail to execute our acquisition strategy, our revenues are likely to suffer and we may be unable to remain competitive.

We will need additional capital to support our growth.

Our business plan and acquisition strategies will require us to obtain additional financing within the next 12 months. We may not be able to obtain this financing when needed, on favorable terms, or at all. If we are unable to obtain adequate financing, we may be required to forego opportunities for growth or obtain funds by entering into financing agreements on undesirable terms, including agreements requiring us to pledge all of our assets or containing covenants that restrict our operations and our ability to incur further indebtedness. An inability to obtain adequate funding may also force us to curtail or close operations or sell some or all of our assets including our technology, logistics, and advertising and marketing operations.

Quarterly fluctuations and seasonality in our revenues attributable to the budget-driven demand cycles of clients may adversely affect our operating results and could lead to lower or volatile prices for our common stock.

Our revenues and operating results have fluctuated significantly from period to period in the past and we expect them to continue to fluctuate significantly from period to period in the future. Historically, our technology segment has experienced higher revenues during the first and second quarters and significantly lower revenues in the third and fourth quarters. As a result, the results for one period may not be indicative of results for other periods. We believe that this seasonality can be attributed to the timing of contracts and orders, technology spending conditions, major software deployments, and the budget restrictions and cycles of clients, most of whom have calendar-based fiscal years and as a result are more likely to incur the expenses related to software systems and our [implementation] services during the first half of the year. The timing of contracts and orders results in significant fluctuations in our quarterly results as a result of the revenues and expenses associated with each client or contract. We expect this seasonality to continue to be a factor in our results of operations. If we are unable to predict the cyclical client demand in a slower growth or distressed economic environment, expenses may be disproportionate to revenues and our stock price may be adversely affected. These quarterly fluctuations and seasonality may also cause our operating results to fall below the expectations of securities analysts and investors, which could cause our stock price to fall.

Our operating results may also fluctuate significantly because of several other factors, including successful and unsuccessful acquisitions, if any, profitability of newly acquired businesses, if any, increases or decreases in revenues, general economic conditions, consumer confidence in the economy, changes in consumer preferences, and competitive factors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Seasonality and Other Business Fluctuations."

We may be unable to accurately forecast revenue and to match revenue and expenditures appropriately.

Information technology spending levels cannot be predicted with certainty and are subject to general economic conditions, consumer confidence in the economy, changes in consumer preferences, and competitive factors beyond our control. This uncertainty may reduce the overall number of projects available for bid and result in project deferrals, project scope reductions, or limited follow-on projects for existing clients. This environment adds greater risk and uncertainty to our revenue forecasts and to our business plans that are based upon these forecasts. If we are unable to predict the client demand cycles or plan accordingly in a slower growth or distressed economic environment, expenses may be disproportionate to revenues and our stock price may be adversely affected.

The loss of one or more members of management or key personnel could adversely affect our operations and could lead to loss of clients and proprietary information.

Our business, success, growth, operating results, and profitability are dependent upon the skills, experience, efforts, performance, and abilities of members of management and other key personnel. We depend upon members of management and key personnel, including key sales personnel, to generate new business and service new and existing clients. Most members of management and key personnel are employed by us pursuant to employment agreements and are subject to non-competition, confidentiality, and non-solicitation agreements with us. However, if any members of management or key personnel were to leave us or we were unable to enforce our existing agreements with these personnel, our business, success, growth, operating results, and profitability could suffer. If we lose any key personnel, we may also be unable to prevent the unauthorized disclosure or use of our technical knowledge, practices, procedures, or client lists by the former personnel. Disclosure or use of this information could harm our business.

We may face substantial competition in attracting and retaining qualified personnel, and may be unable to grow our business if we cannot attract and retain qualified personnel.

Our success will depend to a significant degree upon our ability to attract and retain highly qualified and experienced personnel who possess the skills and experience necessary to satisfy our business and client service needs. These personnel may be in great demand, particularly in certain geographic areas, and are likely to remain a limited resource for the foreseeable future. Our ability to attract and retain employees with the requisite experience and skill depends on several factors including, our ability to offer competitive wages, benefits, and professional growth opportunities. To attract and retain these individuals, we will be required to invest a significant amount of time and money. Many of the companies with which we will compete for experienced personnel have greater financial resources and name recognition than us. In addition, an important component of overall compensation for our personnel will be equity. If our stock price does not increase over time, it may be more difficult to retain personnel who have been compensated with stock awards or options. We have in the past experienced difficulty in recruiting sufficient numbers of qualified information technology and sales personnel. The inability to attract, train, and retain experienced personnel could have a material adverse effect on our business.

Because we are significantly smaller and less established than a majority of our competitors, we may lack the financial resources necessary to compete effectively and sustain profitability.

We operate in competitive, fragmented industries and compete for clients with a variety of larger and smaller companies that offer similar services. These industries are subject to rapid technology changes and are significantly affected by new products and services and the marketing activities of industry participants, which may often be beyond our control. Due to the nature of our business, we compete with companies in the technology consulting and advertising and marketing industries. Although we primarily compete directly with management consulting firms and, to a lesser extent, with information technology outsourcing companies, we also compete directly and indirectly with a great number of other consulting and advertising and marketing companies. Many of these competitors are more established, offer more services and features, and have a greater number of clients, locations, and employees and significantly greater financial (based on total assets and annual revenues), technical, marketing, public relations, name recognition, and other resources than us.

We also expect to experience increased competition from new entrants into the market. We may be unable to compete with full-service consulting companies, including the consulting divisions of large international accounting firms, if these companies decide to enter into the information technology professional services market, because these companies may be able to offer clients a wider range of services than us. This increased competition may result in pricing pressures, loss of market share or loss of clients, any of which could have an adverse effect on our business, financial condition, operating results, and cash flows. Increased competition harm our business. See "Description of Business - Competition."

The legal dispute with Hencie.Com, Inc. and Paul A. Tanner and the legal fees and expenses incurred in connection with this dispute could materially adversely affect the Company.

Although we intend to vigorously contest the claims of Hencie.Com and Mr. Tanner totaling $2 million and pursue any counterclaims that may be available, the business, financial condition, and operations of the Company could be materially adversely affected by an outcome that is adverse to the Company, including any subsidiary of the Company, with respect to any of these claims, the legal fees and expenses associated with investigating, contesting, and defending against these claims (whether or not these claims are successfully pursued by Hencie.Com or Mr. Tanner), and the diversion of management's time and resources in connection with any such investigation, contest, or defense. See discussion of "Legal Proceedings" under Note 13 to the consolidated financial statements of the Company in Item 7 of Part II of this report.

Our insurance policies may not be adequate.

The systems which we implement are complex and may contain unknown or undetected flaws or errors. Errors are frequently found during the period immediately following implementation. Although we attempts to create systems that are error-free and to resolve promptly any errors that are discovered, there can be no assurance that problems will not arise or that problems will be resolved in a timely manner, to the client's satisfaction, or at all. Errors may result in delays in client acceptance, lost revenues, or in litigation, and could be materially detrimental to our business reputation. Although we have errors and omissions insurance, such insurance may not cover every event or circumstance or instance of malfunction and coverage, if available, may be insufficient to save us harmless from all loss. In addition, in almost all instances coverage will require payment of a deductible that could be material in dollar amount.

If we are unable to master and rapidly implement third-party software, our business could suffer.

Our clients use software from a variety of third-party software vendors.
If we are unable to master and rapidly implement this software in a fully functional manner, we may experience delays or other difficulties that could prevent us from developing, introducing, and marketing services related to this software and in some cases prevent us from performing under our contracts.

If we fail to identify and successfully integrate the latest technologies into our service offerings or otherwise keep up with an evolving industry, we may not be able to compete successfully for clients.

We intend to provide services that employ the latest technologies. If we fail to identify the latest technologies or fail to successfully integrate these technologies into our service offerings, our reputation and ability to compete for clients could suffer. If we cannot compete successfully for clients, revenues may decrease. In addition, projects do not involve the latest and most advanced technologies typically generate lower fees and revenues. Because the information technology market changes rapidly, some of the most important challenges facing us will be the need to:

?	effectively use advanced technologies;

?	continue to develop strategic and technical expertise;

?	influence and respond to emerging industry standards and other technological changes; and

?	develop new services that meet changing client needs.

All of these challenges must be met in a timely and cost-effective manner. If we do not succeed in effectively meeting these challenges, our business could suffer.

Changes in technology spending or the rate of adoption of advanced information technologies could negatively impact our operating results.

The success of our business and operating results is dependent upon technology spending by consumers, including information technology companies in the regions in which we operate. We market our services primarily to companies that want to adopt information technologies in order to provide or improve return on investment or help provide a sustainable competitive advantage. If software products become less desirable or competitive in the marketplace and companies decide not to integrate the latest technologies into their businesses, or technology spending otherwise decreases, the demand for our implementation services could decrease and our business, financial condition, operating results, and cash flows could be materially adversely affected. Our business could also be materially adversely affected by general economic conditions, terrorist attacks, or the resulting cancellation or delay of software product offerings, technology adoption or implementation, demographic trends, consumer confidence in the economy, and changes in the overall technology and software industries.

The price of our common stock has been highly volatile and may continue to be highly volatile, which may adversely affect your ability to sell your shares and our ability to raise additional capital.

A public market for our common stock has existed since 1995. The price of our common stock has been highly volatile and may continue to be highly volatile. For instance, from October 3, 2002 through December 31, 2002, our common stock traded from a low of $0.26 to a high of $0.75 per share. The price of our common stock has experienced and may continue to experience significant volatility in response to many factors, some of which are beyond our control and may not even be directly related to us, including:

?	Changes in financial estimates or recommendations by securities analysts regarding us or our common stock;

?	Our performance and the performance of our competitors and other companies in the technology or marketing sectors;

?	Quarterly fluctuations in our operating results or the operating results of other companies in the technology or marketing sectors;

?	Additions or departures of key personnel;

?	The trading volume of our common stock;

?	General economic conditions and their effect on the in the technology or advertising and marketing sectors in general; and

?	Competition, natural disasters, acts of war or terrorism or other developments affecting us or our competitors.

In addition, in recent years the stock market has experienced extreme price and volume fluctuations, which have often been unrelated or disproportionate to the operating performance of particular companies. This volatility has significantly affected, and may continue to affect, the price of our common stock and may adversely affect your ability to sell your shares and our ability to raise additional capital. See "Market for Common Equity and Related Stockholder Matters."

There may be sales of substantial amounts of our common stock in the near future, which could cause our stock price to fall and could impair our ability to raise additional capital, even if our business is doing well.

As of March 5, 2003, approximately 2,474,039 shares (or 21.8%) of our outstanding common stock were held by a single stockholder. We are obligated, subject to exceptions and limitations, under an agreement with this stockholder to identify persons willing to purchase blocks of these shares at a 15% discount from the current market price and to help this stockholder sell these shares until this stockholder has sold all of these shares or other conditions have been satisfied. This stockholder is not subject to a lock-up agreement and the shares owned by this stockholder are eligible for sale in the public market, subject to compliance with the volume limitations and other restrictions of Rule 144 under the Securities Act. The resulting sales, if any, of some or all of these shares, or the perception that these sales may occur, could cause our stock price to fall and could impair our ability to raise additional capital, even if our business is doing well.

We may not be able to issue common stock or sell common stock in the future.

	The terms of our agreement with this stockholder prohibit us from issuing or selling common stock, subject to exceptions, without the consent of this stockholder. If this stockholder refuses to allow us to issue or sell common stock, our ability to raise additional capital could be impaired and our financial condition could suffer.

Our directors and executive officers and a specific stockholder may exercise considerable control over the Company, which may lead to conflicts with other stockholders over corporate governance matters.

As of March 5, 2003, our directors and executive officers and a single stockholder beneficially own collectively approximately 51% of our outstanding common stock. As a result, these persons, acting alone or together, may be able to significantly influence all matters requiring stockholder approval, including the election of directors, amendments to our certificate of incorporation or bylaws, and the approval of mergers and acquisitions and other business combination transactions. These persons may have interests that are different from other stockholders and may exercise this ability in a manner that advances their best interests and not necessarily those of other stockholders. See "Management" and "Principal and Selling Stockholders."

Our common stock may be subject to "penny stock" rules and regulations.

Federal rules and regulations under the Exchange Act regulate the trading of so-called "penny stocks," which generally refers to low-priced (below $5.00), speculative securities of very small companies traded on the OTC Bulletin Board or in the Pink Sheets. Trading, if any, in shares of our common stock may be subject to the full range of penny stock rules. Before a broker-dealer can sell a penny stock, these rules require the broker-dealer to first approve the investor for the transaction and obtain from the investor a written agreement regarding the transaction. The broker-dealer must also furnish the investor with a document describing the risks of investing in penny stocks. The broker-dealer must also tell the investor the current market quotation, if any, for the penny stock and the compensation the broker-dealer will receive for the trade. Finally, the broker-dealer must send monthly account statements showing the market value of each penny stock held in the investor's account. If these rules are not followed by the broker-dealer, the investor may have no obligation to purchase the shares. Accordingly, these rules and regulations may make it more expensive and difficult for broker-dealers to sell shares of our common stock and purchasers of our common stock may experience difficulty in selling such shares in secondary trading markets.

The authorization of preferred stock, a classified board of directors, supermajority voting requirements, and certain provisions of Delaware law could make a takeover attempt more difficult or impossible, even if the takeover may be beneficial to our stockholders.

Provisions of our certificate of incorporation and bylaws and Delaware law may have the effect of deterring, delaying, or preventing a change in control of the Company, including:

?	a staggered board of directors, with three-year terms, which will lengthen the time needed to gain control of the board of directors;

?	the ability of the board of directors to issue "blank check" preferred stock to facilitate implementation of a poison pill or change the balance of voting control and thwart a takeover attempt and to determine the price and other terms, including preferences and voting rights, of those shares without stockholder approval;

?	the prohibition of cumulative voting in the election of directors, which would otherwise allow less than a majority of our stockholders to elect director candidates;

?	supermajority voting requirements for stockholders to amend provisions of our certificate of incorporation or bylaws'

?	limits on the ability of our stockholders to call special meetings of our stockholders; and

?	advance notice provisions for stockholder proposals and director nominations.

In addition, Section 203 of the General Corporation Law of the State of Delaware and the terms of our employment agreements and stock option plans may discourage, delay, or prevent a change in control that may be beneficial to stockholders.

Our operating results could be materially adversely affected by a potential goodwill impairment charge if Hencie's operations do not improve.

     In connection with the adoption of SFAS No. 142, the Company allocated goodwill of $2,004,447 to each of its reporting units and tested this goodwill for impairment as of January 1, 2002. The Company completed the testing during the second quarter ending June 30, 2002. As a result, a charge of $1,204,058 was recorded for the goodwill assigned to the logistics reporting unit. The remaining goodwill of $800,889 at June 30, 2002 was assigned to the advertising and marketing reporting unit. The fair market value of the reporting units was estimated using a combination of valuation techniques including the discounted present value of future cash flows and management's estimated values to a third party buyer. The Company has concluded that no impairment has occurred for the advertising and marketing reporting unit as of December 31, 2002.

     The goodwill of approximately $7 million that arose from the Hencie acquisition will be tested for impairment at least annually beginning in 2003. Hencie has been experiencing losses since the acquisition and further improvements in operations are required. However, the Company believes that the estimated fair value of the Hencie reporting unit has not decreased significantly since the acquisition; therefore, no adjustment should be made to goodwill as of December 31, 2002.


Item 2.  Description of Property.

     The Company does not have any materially important property leases. All of the office space and other facilities currently leased by the Company could be replaced by the Company with substantially equivalent facilities at similar cost without great difficulty.

Item 3.  Legal Proceedings.

     The information required by this Item 3 is incorporated by reference from Note 13 to the consolidated financial statements of the Company in Item 7 of Part II of this report.

     We are not aware of any other pending or contemplated legal proceeding to which the Company is or may be a party or any assets of the Company are or may be subject other than (i) the legal proceedings described in this report,
(ii) routine litigation incidental to the business of the Company, and (iii) legal proceedings involving claims for damages involving amounts (exclusive of interest and costs) not exceeding 10% of the current assets of the Company, if any.

     From time to time, the Company may be subject to routine litigation and other legal proceedings incidental to the business of the Company. The business, financial condition, and operations of the Company could be materially adversely affected by an outcome that is adverse to the Company with respect to any such litigation or legal proceedings or legal fees or by expenses related to investigating, contesting, and defending against the claims related to such litigation or legal proceedings (whether or not the Company is successful in defending against such claims), and the diversion of the time and resources of management of the Company in connection with such litigation or legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

	Not applicable.

                                  PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

     Our Common Stock is currently traded on the OTC Bulletin Board under the symbol "ALTM.OB." The following table sets forth the quarterly high and low bid prices for our Common Stock (which is its only class of security outstanding) for each quarter within the last two fiscal years, as reported in the Nasdaq SmallCap Market and the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.


                                                          Bid Price
                                                       Low       High
         Year ended December 31, 2002:
         First quarter . . . . . . . . . . . . . . .  0.650      1.750
         Second quarter  . . . . . . . . . . . . . .  0.710      1.450
         Third quarter . . . . . . . . . . . . . . .  0.600      0.950
         Fourth quarter  . . . . . . . . . . . . . .  0.260      0.750

         Year ended December 31, 2001:
         First quarter . . . . . . . . . . . . . . .  1.063     1.625
         Second quarter  . . . . . . . . . . . . . .  0.950     1.210
         Third quarter   . . . . . . . . . . . . . .  0.900     1.190
         Fourth quarter  . . . . . . . . . . . . . .  0.600     1.550

     On March 5, 2003, the high and low bid prices for our common stock were $.31 and $.10, respectively and there were approximately 56 holders of record of our common stock. Many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders. As of March 5, 2003, we estimated the number of beneficial owners to be approximately 400.

Dividends

     We paid our first cash dividend on our common stock on January 22, 2002 and our second on July 29, 2002. Future dividend policy will be determined by the board of directors based upon our earnings, if any, the Company's capital needs and other relevant factors. The Company currently has no plans to pay dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

	The following table sets forth information, as of December 31, 2002, regarding (i) the number of securities to be issued upon exercise of outstanding options, warrants, and rights, (ii) the weighted average exercise price of outstanding options, warrants and rights, and (iii) the number of securities remaining available for future issuance with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance, including all compensation plans previously approved by the stockholders and all compensation plans not previously approved by the stockholders.

                   Equity Compensation Plan Information

                          Number of securities to      Weighted average
                          be issued upon exercise      exercise price of     Number of securities
                          of outstanding options,     outstanding options,   remaining available
 Plan Category              warrants and rights       warrants and rights    for future issuance

Equity compensation plans
approved by security
holders (1) (2)                   170,100                     $2.84               1,369,900

Equity compensation plans
not approved by security
holders                     not applicable              not applicable        not applicable

Total                             170,100                     $2.84               1,369,900

(1)	1995 Long-Term Incentive and Stock Option Plan includes 1,500,000 authorized shares, 7,500 options exercised, and 1,369,900 available as of
December 31, 2002.
(2)	1995 Outside Directors and Advisors Stock Option Plan was terminated on
July 2, 2002 and had 47,500 options outstanding as of December 31, 2002.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation

               CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, in the discussions under the captions "Business," "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this report. Any and all statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. Terms such as "may," "might," "will," "would," "should," "could," "project," "estimate," "pro forma," "predict," "potential," "strategy," "anticipate," "attempt," "develop," "plan," "help," "believe," "continue," "intend," "expect," "future," and similar terms and terms of similar import (including the negative of any of the foregoing) may be intended to identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Forward-looking statements in this report may include, without limitation, statements regarding (i) a projection of revenues, income (including income loss), earnings (including earnings loss) per share, capital expenditures, dividends, capital structure, or other financial items,
(ii) the plans and objectives of management for future operations, including plans or objectives relating to our products or services, (iii) our future economic performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the Securities and Exchange Commission, (iv) the assumptions underlying or relating to any statement described in subparagraphs (i), (ii), or (iii).

The forward-looking statements are not meant to predict or guarantee actual results, performance, events, or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates, and assumptions and are subject to a number of risks and uncertainties and other influences, many of which we have no control over. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the inaccuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation, inability to obtain adequate financing, insufficient cash flows and resulting illiquidity, dependence upon software vendors or significant customers, inability to expand our business, lack of diversification, sales volatility or seasonality, increased competition, changing customer preferences, results of arbitration and litigation, stock volatility and illiquidity, failure to successfully reorient the Company as a technology/marketing services company, failure to implement our business plans or strategies, failure to attract acquisition targets, or ineffectiveness of our marketing program to develop and capitalize on strategic alliances. A description of some of the risks and uncertainties that could cause our actual results to differ materially from those described by the forward-looking statements in this report appears under the caption "Risk Factors" and elsewhere in this report. Because of the risks and uncertainties related to these factors and the forward-looking statements, readers of this report are cautioned not to place undue reliance on the forward-looking statements. The Company disclaims any obligation to update these forward-looking statements or to announce publicly the results of any revisions to any of the forward-looking statements contained in this report to reflect any new information or future events or circumstances or otherwise.

     Readers should read this report and the following discussion and analysis in conjunction with the discussion under the caption "Risk Factors" in this report, our Condensed Consolidated Financial Statements and the related notes thereto included in Item 7 of Part II of this report, and other documents filed by the Company from time to time with the Securities and Exchange Commission.

Year in Review

     During 2002 we focused on improving the efficiency, profitability and revenue stability of our two existing business segments while we searched for an acquisition to complement the current base of business with higher gross margins and greater growth potential. We also paid two special cash dividends for which a significant portion would be treated for shareholders' income tax purposes as a return of capital.

     In early 2002, in connection with our efforts to improve efficiency of the existing segments, we implemented a proprietary software system for the advertising and marketing segment, referred to as the SMART SystemSM, to maintain this segment's unique database, to produce and track insertion orders, and to produce invoices for the customers. We also negotiated an extension to provide additional services in the logistics segment under a contract with a major telephone directory publisher until 2006.

     In late 2002, we negotiated an amendment to an agreement to eliminate unnecessary fixed monthly consulting fees and expenses in connection with our efforts to improve the efficiency and profitability of the logistics segment.

     On April 9, 2002 we entered into an agreement to acquire Hencie and consummated the acquisition on August 1, 2002. Five months of operating results of Hencie are included in the financial statements for fiscal 2002. Immediately after the acquisition, we began an integration and cost savings plan between the newly acquired technology segment and the other existing business segments. The Company also began "The Fulcrum Strategy" which calls for future growth and potential additional acquisitions in 2003.

Results of Operations

Fiscal Year Ended December 31, 2002 Compared to Fiscal Year Ended December 31, 2001.

     Results of operations for the fiscal years ended December 31, 2002 and 2001 are as follows:

                                               2002          2001
                                              ------        ------
     Net revenues. . . . . . . . . . . . . $20,296,838   $16,626,151
     Cost of revenues. . . . . . . . . . .  14,986,673    12,837,911
                                           -----------   -----------
     Gross profit. . . . . . . . . . . . .   5,310,165     3,788,240
                                           -----------   -----------
     Selling, general and
      administrative expenses. . . . . . .   5,672,350     4,536,618
                                           -----------   -----------
     Loss from operations. . . . . . . . .    (362,185)     (748,378)
                                           -----------   -----------
     Loss before accounting change . . . .    (339,888)     (404,871)
                                           -----------   -----------
     Cumulative effect of accounting
      change . . . . . . . . . . . . . . .  (1,204,058)           --
                                           -----------   -----------
     Net loss. . . . . . . . . . . . . . . $(1,543,946)  $  (404,871)
                                           ===========   ===========
     Per share - basic and diluted:
      Loss before accounting change        $     (0.05)  $     (0.09)
                                           ===========   ===========
      Net loss                             $     (0.24)  $     (0.09)
                                           ===========   ===========

     Weighted average number of shares
      outstanding basic and diluted. . . .   6,380,082     4,612,805

SEE "PRO FORMA RESULTS OF OPERATIONS" FOR COMPARABLE HENCIE DATA.

      The following table sets forth select consolidated operating data of the Company expressed as a percentage of net revenues for the years ended December 31, 2002 and 2001:

                                               2002          2001
                                             --------      --------
     Net revenues. . . . . . . . . . . . .    100.0 %       100.0 %
     Gross profit. . . . . . . . . . . . .     26.2 %        22.8 %
     Operating expenses. . . . . . . . . .     28.0 %        27.3 %
     Operating loss. . . . . . . . . . . .     (1.8)%        (4.5)%
     Net loss. . . . . . . . . . . . . . .     (7.6)%        (2.4)%
                                             ========      ========

     NET REVENUES:

	                               For the years ending
                                         December 31,
                                    ----------------------
                                       2002         2001        % change
                                    -----------  -----------    --------
     Technology                     $ 3,073,881  $        --        --
     Advertising and Marketing       13,322,883   10,893,681      22.3 %
     Logistics                        3,900,074    5,732,470     (32.0)%
                                    -----------  -----------    --------
     Total Net Revenues             $20,296,838  $16,626,151      22.1 %
                                    ===========  ===========    ========

     The net revenues increase of $3,670,687 for 2002 as compared to 2001 was primarily due to the addition of the technology segment through the acquisition of Hencie, Inc., which accounted for revenues of $3,073,881 from August 1, 2002 to December 31, 2002. The advertising and marketing revenues increased $2,429,202 in 2002 as the Company added new customers. The logistics revenues decreased by $1,832,396 in both the transportation and the directory distribution areas as the Company focused its efforts on its larger and more profitable customers. While revenues declined due to this focus, profitability in this segment is expected to remain at approximately the same level.

     GROSS PROFIT:

	                               For the years ending
                                         December 31,
                                    ----------------------
                                       2002         2001        % change
                                    -----------  -----------    --------
     Technology                     $ 1,380,497  $        --        -- %
     Advertising and Marketing        2,123,280    1,757,166      20.8 %
     Logistics                        1,806,388    2,031,074     (11.1)%
                                    -----------  -----------    --------
     Total Gross Profit             $ 5,310,165  $ 3,788,240      40.2 %
                                    ===========  ===========    ========

	GROSS PROFIT %:

	                               For the years ending
                                         December 31,
                                    ----------------------
                                       2002         2001         change
                                    -----------  -----------    --------
     Technology                        44.9 %        --             --
     Advertising and Marketing         15.9 %      16.1 %         (0.2)%
     Logistics                         46.3 %      35.4 %         10.9 %
                                    -----------  -----------    --------
     Total Gross Profit %              26.2 %      22.8 %          3.4 %
                                    ===========  ===========    ========

     The gross profit increase of $1,521,925 was primarily due to the addition of the technology segment, which generated gross profits of $1,380,497 from August 1, 2002 through December 31, 2002, and led to the overall increase in gross profit percentage for the Company. In addition, as the Company focused in its logistics segment on its primary customers through its decision to reduce the number of smaller deliveries it performs, and selected specific geographic areas to cover, it was able to generate efficiencies, which enabled it to increase the gross profit percentage in this segment. In addition, higher unemployment levels provided for an increased availability of labor, thereby keeping the costs down in the logistics segment. While revenues in the logistics segment decreased by 32%, gross profits percentage increased by 10.9%.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

	                               For the years ending
                                         December 31,
                                    ----------------------
                                       2002         2001        % change
                                    -----------  -----------    --------
     Total S,G&A Expenses           $ 5,672,350  $ 4,536,618      25.0 %
                                    ===========  ===========    ========

     Selling, general and administrative expenses increased in 2002 primarily due the addition of the technology segment. Total selling, general and administrative expenses increased $1,135,732, with approximately $1.4 million attributable to the technology segment for the period August 1, 2002 to December 31, 2002. While the Company continues to hold down most of its overhead costs, costs (such as legal, accounting, and directors and officers liability insurance) attributable to being a public company continue to rise significantly. The increase in this area in 2002 was approximately $128,000. After excluding the increase from the technology segment of $1.4 million and the increase of public company costs of $128,000, other costs decreased approximately $380,000. In addition, the Company recognized goodwill amortization expense in 2001 of approximately $150,000, compared to no goodwill amortization expense in 2002 due to the accounting change for adopting SFAS No. 142, which eliminates goodwill amortization.

     OTHER INCOME (EXPENSE), NET:

	                                  For the years ending
                                            December 31,
                                       ----------------------
                                          2002         2001        % change
                                       -----------  -----------    --------
     Interest income                   $    15,352  $   125,847     (87.8)%
     Interest expense                     (110,069)          --        -- %
     Gain on asset disposal                    292           --        -- %
                                       -----------  -----------    --------
     Total Other Income (Expense), Net $   (94,425) $   125,847    (175.0)%
                                       ===========  ===========    ========

     Interest income decreased $110,495 and interest expense increased $110,069 during 2002 as compared to 2001, due to the decrease in cash available for investing and the borrowings made on the Company's financing arrangements, including those obtained in the Hencie acquisition. Interest income was higher in 2001 due to temporary investment of proceeds from the sale of the offline sampling division, which was sold at the end of 2000.
The change in cash availability for investing was largely attributable to the dividends paid during 2002. In addition, the increase in interest expense was largely attributable to the debt assumed as part of the Hencie acquisition (technology segment).

     INCOME TAXES:

     During 2002 the Company recorded a federal income tax benefit of $128,282 and state income tax expense of $11,560. During 2001 the Company recorded a federal income tax benefit of $220,032 and state income tax expense of $2,372.

     CUMULATIVE EFFECT OF ACCOUNTING CHANGE:

     In connection with the adoption of SFAS No. 142, the Company allocated goodwill of $2,004,947 to each of its reporting units and tested this goodwill for impairment as of January 1, 2002. The Company completed the testing during the second quarter ending June 30, 2002. As a result, a charge of $1,204,058 was recorded to goodwill assigned to the logistics reporting unit. The fair market value of the reporting units was estimated using a combination of valuation techniques including the discounted present value of future cash flows and management's estimated values to a third party buyer.

Three Months Ended December 31, 2002 Compared to Three Months Ended December 31, 2001.

     The results of the fourth quarter of 2002 as compared to the same period in 2001 is summarized as follows:

                                          For the three months ending,
                                               2002          2001
                                              ------        ------
     Net revenues. . . . . . . . . . . . . $ 6,626,763   $ 4,340,891
     Cost of revenues. . . . . . . . . . .   4,773,793     3,272,392
                                           -----------   -----------
     Gross profit. . . . . . . . . . . . .   1,852,970     1,068,499
     Selling, general and
      administrative expenses. . . . . . .   1,940,490     1,236,676
                                           -----------   -----------
     Operating loss. . . . . . . . . . . .     (87,520)     (168,177)
                                           -----------   -----------
     Net income (loss) . . . . . . . . . . $   (38,990)  $    33,137
                                           ===========   ===========
     Income (loss) per share:
        Basic and diluted  . . . . . . . . $     (0.00)  $      0.01
                                           ===========   ===========
     Weighted average number of shares
      outstanding basic and diluted  . . .   8,895,878     4,586,005

      The following table sets forth select consolidated operating data of the Company expressed as a percentage of revenues for the fourth quarters ended December 31, 2002 and 2001:

                                               2002          2001
                                             --------      --------
     Net revenues. . . . . . . . . . . . .    100.0 %       100.0 %
     Gross profit. . . . . . . . . . . . .     28.0 %        24.6 %
     Operating expenses. . . . . . . . . .     29.3 %        28.5 %
     Operating loss. . . . . . . . . . . .     (1.3)%        (3.9)%
     Net income (loss) . . . . . . . . . .     (0.6)%         1.0 %
                                             ========      ========

     NET REVENUES:

	                            For the three months ending
                                         December 31,
                                    ----------------------
                                       2002         2001        % change
                                    -----------  -----------    --------
     Technology                     $ 1,797,230  $        --        --
     Advertising and Marketing        3,745,748    2,907,500      28.8 %
     Logistics                        1,083,785    1,433,391     (24.4)%
                                    -----------  -----------    --------
     Total Revenues                 $ 6,626,763  $ 4,340,891      52.7 %
                                    ===========  ===========    ========

     The net revenues increase in the fourth quarter of 2002 as compared to the same period in 2001 of $2,285,872 was primarily due to the addition of the technology segment, which generated $1,797,230 in net revenues during the fourth quarter of 2002. The advertising and marketing revenues increased $838,248 as the Company was able to add new clients. The logistics revenues decreased in both the transportation area and the directory distribution area as the Company began in the beginning of 2002 to focus its efforts on its larger and more profitable customers, as well as specific geographic areas.

     GROSS PROFIT:

	                            For the three months ending
                                         December 31,
                                    ----------------------
                                       2002        2001         % change
                                    -----------  -----------    --------
     Technology                     $   772,903  $        --        -- %
     Advertising and Marketing          557,242      405,487      37.4 %
     Logistics                          522,825      663,012     (21.1)%
                                    -----------  -----------    --------
     Total Gross Profit             $ 1,852,970  $ 1,068,499      73.4 %
                                    ===========  ===========    ========

	GROSS PROFIT %:

	                            For the three months ending
                                         December 31,
                                    ----------------------
                                       2002         2001         change
                                    -----------  -----------    --------
     Technology                        43.0 %         --            --
     Advertising and Marketing         14.9 %       13.9 %         1.0 %
     Logistics                         48.2 %       46.3 %         1.9 %
                                    -----------  -----------    --------
     Total Gross Profit %              28.0 %       24.6 %         3.4 %
                                    ===========  ===========    ========

     The gross profit increase of $784,471 for the fourth quarter of 2002 as compared to the fourth quarter of 2001 was largely attributable to the addition of the technology segment, which generated $772,903 in gross profits during the fourth quarter of 2002. The overall gross profit percentage increase of 3.4% was partially due to the technology segment as well as increased margins in the advertising and marketing segment and the logistics segment. Quarterly gross profits will continue to fluctuate based on the mix of total revenues contributed by each segment, and the various gross profit levels that they contribute.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

	                            For the three months ending
                                         December 31,
                                    ----------------------
                                       2002        2001         % change
                                    -----------  -----------    --------
     Total S,G&A Expenses           $ 1,940,490  $ 1,236,676      56.9 %
                                    ===========  ===========    ========

     Selling, general and administrative expenses increased by $703,814 in fourth quarter of 2002 primarily due to the addition of the technology segment, which accounted for approximately $770,000. In addition, legal and accounting increased by approximately $46,000 in the 2002 quarter as compared to the same quarter the previous year. The Company was able to experience some savings in personnel costs due to the planned reduction in revenues from transportation and directory distribution (logistics segment).

     OTHER INCOME (EXPENSE), NET:

	                               For the three months ending
                                            December 31,
                                       ----------------------
                                          2002        2001         % change
                                       -----------  -----------    --------
     Interest income                    $      280  $    20,775     (99.0)%
     Interest expense                      (70,698)         --         --
                                       -----------  -----------    --------
     Total Other Income (Expense), Net  $  (70,418) $    20,775    (439.0)%
                                       ===========  ===========    ========

     Interest income decreased $20,495 and interest expense increased $70,698, due to the decrease in cash available for investing and the borrowings made on the Company's financing arrangements. Interest income was higher in 2001 due to temporary investment of proceeds from the sale of the offline sampling division, which was sold at the end of 2000. The change in cash availability for investing was largely attributable to the dividends paid during 2002. The increase in interest expense was largely attributable to the debt added as part of the Hencie acquisition (technology segment).

     INCOME TAXES:

     The effective income tax rate in the fourth quarter of 2001 was affected by the utilization of net operating loss carryforwards and changes in certain deferred tax assets, which had been previously fully utilized.

PRO FORMA RESULTS OF OPERATIONS

     The unaudited pro forma combined historical results, as if Hencie had been acquired at the beginning of 2001, are provided as follows:

                                            For the years ending
                                                 December 31,
                                        ----------------------------
                                            2002           2001
                                        -------------  -------------
                                                (unaudited)
Revenues                                 $25,675,358    $28,563,613
Loss from continuing operations **        (1,218,550)      (498,822)
Net loss **                              $(1,218,550)   $  (498,822)

Basic and diluted loss per share         $     (0.14)   $     (0.06)

**The 2002 period excludes a charge for the cumulative effect of accounting change of $1,204,058 and one-time expenses of $563,150 associated with the Hencie acquisition. The 2001 period includes a pro forma adjustment of $150,000 for the elimination of goodwill amortization per SFAS No. 142.

     The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of each of the fiscal periods presented, nor are they necessarily indicative of future consolidated results.

     The pro forma revenues included above from the Hencie acquisition were $8,452,401 and $11,937,462 for the years ending December 31, 2002 and 2001, respectively. This decrease of $3,485,061 (29%) was largely attributable to reduced capital expenditures by U.S. companies. The 2002 period includes the actual revenues subsequent to the acquisition of $3,073,881 and $5,378,520 prior to the acquisition.

     The increase of $719,728 in net loss was largely attributable to the reduced revenues above, which produced a decrease in gross profit of $1,978,435. The pro forma net loss included above attributable to Hencie was $(1,558,792) and $(243,951) for the years ending December 31, 2002 and 2001, respectively. The pro forma net loss for 2002 of $1,218,550 includes an adjustment for the elimination of one-time expenses of $563,150 associated with the Hencie acquisition. Hencie was able to reduce its operating expenses by $942,963 in 2002 as compared to 2001, despite the expenses incurred from the acceleration of stock option expense triggered by the acquisition, as well as additional personnel costs caused by the inability to utilize full-time employees for billable services, known as "bench time". Subsequent to the acquisition, the Company has reduced personnel costs and has been evaluating human resource policies and practices, such as bench time and insurance benefits, to look for additional cost reductions.

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

     Revenues and operating results from the technology segment have fluctuated significantly in the past. The technology segment has historically experienced greater revenues during its first and second fiscal quarters, and significantly lower revenues in its third and fourth fiscal quarters. Accordingly, although a comparison of any given fiscal quarter to the same fiscal quarter of a previous year may be meaningful, other period-to-period comparisons, including comparisons of fiscal quarters in the same fiscal year may not be meaningful.

     This fluctuation between quarters is attributable to the project cycles of customers of the technology segment, most of whom have calendar-based fiscal years and are more likely to start project cycles during the first half of the year. Further, most of the technology segment's expenses, including expenses associated with its employees, are relatively fixed in the short-term, several other factors can cause significant variations in the quarterly operating results, including:

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically funded its operations and working capital needs from operating cash flows. However, during the year ended December 31, 2002, the Company's cash decreased $3,232,959. This decrease was primarily attributable to the payments of two dividends totaling $2,751,663 and the payments of certain liabilities assumed by the Company in connection with the Hencie acquisition. The Company currently has no plans to pay dividends. Since the payment of the two dividends and the acquisition, the Company has funded its operations and working capital needs from operating cash flows and borrowings.

     Net cash used in financing activities of $3,222,617 for the year ended December 31, 2002 included payments of dividends of $2,751,663. In addition, the Company had net bank borrowings of $1,125,000. The Company also made net payments on notes payable assumed with the Hencie acquisition totaling $1,595,954 during the five-month period subsequent to the acquisition (August 1, 2002 through December 31, 2002).

     Net cash provided by operating activities was $244,528 for the year ended December 31, 2002. This was largely attributable to the increase in accounts payable. This made cash available to finance other operating activities such as paying liabilities assumed with the Hencie acquisition, including a payment to the Internal Revenue Service of approximately $609,000.

     The liabilities assumed by the Company in connection with the Hencie acquisition include short-term as well as long-term obligations. The short-term obligations include "accounts payable, other" to former vendors, as well as expenses related to the acquisition itself. As of December 31, 2002, the liabilities included a long-term note requiring monthly payments of $60,000 with interest at 8% and a maturity date of April 2004 ("Drawbridge Note") and a Small Business Administration loan requiring monthly payments of $2,604 with interest at 9.75% and a maturity date of March 2006. As of December 31, 2002, the balance outstanding on the two liabilities was $1,084,242, of which $396,311 was long-term and $687,931 was the current portion. The current portion of long-term debt includes other notes assumed from Hencie in the amount of $165,366. On February 18, 2003, the Company entered into an agreement for settlement of the Drawbridge Note. The agreement provided for a cash payment of $120,000, issuance of 2,474,309 shares of the Company's Common Stock, registration rights for such shares, and an obligation for the Company to repurchase $100,000 of the Company's common stock from Drawbridge annually for three years beginning February 18, 2004. The Company believes that this debt settlement significantly improved the liquidity position of the Company, as approximately $1 million of liabilities were converted primarily to common stock and additional paid in capital; therefore, eliminating the requirement for future monthly payments.

     The Company has agreements with a bank providing for a $1,000,000 line of credit (the "Advertising and Marketing Accounts Receivable Credit Facility") to National Home Delivery, Inc., an Illinois corporation and a wholly owned subsidiary of the Company, and a $500,000 line of credit (the "Logistics Accounts Receivable Credit Facility") to Alternate Postal Direct, Inc., a Michigan corporation and a wholly owned subsidiary of the Company ("APD"). Available borrowings are based on sixty-five percent (65%) of accounts receivable not more than ninety (90) days old and subject to certain other conditions and restrictions, including, without limitation, restrictive financial covenants related to the working capital and tangible net worth of the Company. The line of credit agreements are secured by substantially all of the assets of the Company. Borrowings of $1,125,000 as of December 31, 2002, under the line of credit agreements accrue interest at the bank's prime rate (4.25% as of December 31, 2002). As of March 4, 2003, borrowings in the amount of approximately $900,000 and $225,000 were outstanding under the Advertising and Marketing Accounts Receivable Credit Facility and Logistics Accounts Receivable Credit Facility, respectively. As of March 4, 2003, credit in the amount of $100,000 and $21,000 was available under the Advertising and Marketing Accounts Receivable Credit Facility and Logistics Accounts Receivable Credit Facility, respectively. The line of credit agreements expire on May 1, 2003. As a result of the Hencie acquisition, the Company is currently not in compliance with all of the debt covenants under the line of credit agreements. The bank has informed the Company that it does not intend to demand payment prior to May 1, 2003, but it does not intend to renew the line of credit agreements at that time. On March 25, 2003, the Company received an offer letter for an expanded factoring line of credit, subject to certain conditions, including, without limitation, the negotiation and execution of final legal documents, through March 2004 from the lender of the existing "Technology Accounts Receivable Credit Facility" (see below), and continues to seek a more cost effective replacement to the line of credit agreements. See "Risk Factors".

     Hencie has a financing agreement with a lender providing for the sale of its accounts receivable to the lender (the "Technology Accounts Receivable Credit Facility") up to $750,000. The eligibility of accounts receivable for sale is subject to certain conditions and restrictions, including, without limitation, concentration restrictions and verification approvals of the accounts receivable by the lender. The sales of accounts receivables under the Technology Accounts Receivable Credit Facility are collateralized by substantially all of the assets of Hencie. Accounts receivable that are sold and remain unpaid under the Technology Accounts Receivable Credit Facility accrue interest at 2% plus the prime rate as published in the Wall Street Journal, and as of December 31, 2002, the balance outstanding was $269,508. As of March 3, 2003, borrowings in the amount of approximately $308,367 were outstanding under the Technology Accounts Receivable Credit Facility with $89,441 available for additional borrowing. The majority of Hencie's customer contracts are terminable upon 30 days notice.

     The Company believes that the funds available under the current and proposed financing arrangements and estimated operating cash flows will be sufficient to fund the operations and working capital and capital expenditure requirements for at least the next twelve (12) months. There can be no assurance, however, that a failure to secure the proposed financing arrangements, changes in the operating plans, the acceleration or modification of expansion plans, lower than anticipated revenues, increased expenses, potential acquisitions or other events will not cause the Company to seek additional financing sooner than anticipated, prevent the Company from achieving the goals of our expansion strategy, force the closure of unprofitable segments or portions thereof, or prevent the Company from operating profitably. In such case, there can be no assurance that any additional financing will be available on terms acceptable to the Company or at all.

     In addition, the following are contractual cash obligations of the Company as of December 31, 2002:

                                      Cash Obligations Due by Year
                             Total       2003      2004      2005      2006
 Operating leases        $1,082,258  $  477,260  $457,224  $142,036  $  5,738
 Notes payable, bank *    1,125,000   1,125,000        --        --        --
 Notes payable, factor *    269,508     269,508        --        --        --
 Long-term debt **          386,922     316,614    31,248    31,248     7,812
                         ----------  ----------  --------  --------  --------
                         $2,863,688  $2,188,382  $488,472  $173,284  $ 13,550
                         ==========  ==========  ========  ========  ========

*The Company intends to replace these notes payable with another source of revolving credit. See above for further details.

**The Drawbridge note payable was settled in February 2003 for cash of $120,000 and the issuance of the Company's common stock, and obligations for the Company to repurchase $100,000 of the Company's common stock annually for three years beginning in 2004. The non-cash portion of this settlement of $871,734 is not included in this schedule.

     In addition to the above, the Company estimates that the past due payables as of December 31, 2002 in the amount of $484,221 will be paid off over the next three years.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 2002 the Financial Accounting Standards Board ("FASB") approved for issuance SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement is effective for fiscal years beginning after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material effect on the Company's financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. As the Company did not make a voluntary change to the fair value based method of accounting for stock-based employee compensation in 2002, the adoption of SFAS No. 148 did not have a material impact on the Company's financial position and results of operations.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND JUDGEMENTS

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

     The Company currently has not recorded the value of the deferred tax asset on the balance sheet due to the uncertainty of its utilization prior to the expiration of the related net operating loss carryforwards.

     As of December 31, 2002 and 2001, respectively, the allowance for bad debts was $150,000 and $100,000. This increase was due to the increase in accounts receivable associated with the Hencie acquisition. The Company periodically reviews accounts receivable balances for all customers to allocate an estimate to each customer of an amount, which may potentially be uncollectible. These estimates are then aggregated and compared to the total allowance and adjustments made if necessary.

     In connection with the adoption of SFAS No. 142, the Company allocated goodwill of $2,004,447 to each of its reporting units and tested this goodwill for impairment as of January 1, 2002. The Company completed the testing during the second quarter ending June 30, 2002. As a result, a charge of $1,204,058 was recorded for the goodwill assigned to the logistics reporting unit. The remaining goodwill of $800,889 at June 30, 2002 was assigned to the advertising and marketing reporting unit. The fair market value of the reporting units was estimated using a combination of valuation techniques including the discounted present value of future cash flows and management's estimated values to a third party buyer. The Company has concluded that no impairment has occurred for the advertising and marketing reporting unit as of December 31, 2002.

     The goodwill of approximately $7 million that arose from the Hencie acquisition will be tested for impairment at least annually beginning in 2003. Hencie has been experiencing losses since the acquisition and further improvements in operations are required. However, the Company believes that the estimated fair value of the Hencie reporting unit has not decreased significantly since the acquisition; therefore, no adjustment should be made to goodwill as of December 31, 2002.

OUTLOOK FOR THE FUTURE

     The Company will continue in 2003 to explore options and opportunities to maximize shareholder value under the Fulcrum Strategy. The business plan for 2003 includes a number of strategic initiatives to achieve growth and profits by addressing the emerging trends, especially, in the technology segment of our business. These new initiatives include growth through promotion and positioning of our current IT services, as well as strategic alliances and asset based acquisitions to extend our service offerings.

     The Company has seen improvement in its sales pipeline for the technology segment as a result of promoting our services through new direct marketing programs. We expect to see results from these efforts in the second half of the year 2003.

     We will continue to address selling, general and administrative expenses throughout the company and have combined the sales and client management functions of the technology segment into a single role of client development manager to reduce costs.


ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS
                                                            Page
      Independent Auditors' Report                          34
      Consolidated Balance Sheets                           35
      Consolidated Statements of Operations                 36
      Consolidated Statements of Changes in
          Shareholders' Equity                              37
      Consolidated Statements of Cash Flows                 38
      Notes to Consolidated Financial Statements            39-55


                           INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Alternate Marketing Networks, Inc.:

We have audited the accompanying consolidated balance sheet of Alternate Marketing Networks, Inc. and subsidiaries (the Company) as of December 31, 2002, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company for the year ended December 31, 2001, were audited by other auditors whose report dated March 15, 2002, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 2002 financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 4 to the financial statements, the Company changed its method of accounting for goodwill as of January 1, 2002, as required by SFAS No. 142, "Goodwill and Other Intangible Assets".



DELOITTE & TOUCHE LLP
Dallas, Texas

March 26, 2003



                ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                           December 31, 2002 and 2001

                                                   2002            2001
                                               ------------    ------------
                               ASSETS

Current assets:
  Cash and cash equivalents                    $    550,123    $  3,783,082
  Accounts receivable, trade, net                 3,948,567       3,063,875
  Prepaid expenses and other assets                 141,130         160,005
  Refundable federal income tax                     308,282         180,000
                                               ------------    ------------
          Total current assets                    4,948,102       7,186,962
Property and equipment, net                         210,727         144,317
Goodwill, net                                     7,973,681       2,004,947
                                               ------------    ------------
           Total assets                        $ 13,132,510    $  9,336,226
                                               ============    ============

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Notes payable, bank and other             $  1,394,508     $        --
     Current portion of long-term debt              308,615              --
     Accounts payable, trade                      3,012,237       1,596,613
     Accounts payable, other                        484,221              --
     Accrued liabilities                            992,425         200,277
     Dividend payable                                    --       2,293,052
                                               ------------    ------------
          Total current liabilities               6,192,006       4,089,942

Long-term debt, less current portion                940,993              --
Commitments and contingencies (Note 13)
Shareholders' equity:
     Common stock-$.01 par value (no par value
      in 2001), 50,000,000 authorized shares;
      8,895,878 and 4,586,005 shares issued
      and outstanding at December 31,
      respectively                                   88,958      10,417,243
     Additional paid in capital                  13,084,069
     Accumulated deficit                         (7,173,516)     (5,170,959)
                                               ------------    ------------
          Total shareholders' equity              5,999,511       5,246,284
                                               ------------    ------------
          Total liabilities and
           shareholders' equity                $ 13,132,510    $  9,336,226
                                               ============    ============

See notes to consolidated financial statements.


              ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     Years ended December 31, 2002 and 2001

2002	2001
                                             -----------      -----------
Net revenues                                 $20,296,838      $16,626,151
Cost of revenues                              14,986,673       12,837,911
                                             -----------      -----------
Gross profit                                   5,310,165        3,788,240

Selling, general and
 administrative expenses                       5,672,350        4,536,618
                                             -----------      -----------
Loss from operations                            (362,185)        (748,378)

Interest and other income (expense)              (94,425)         125,847
                                             -----------      -----------
Loss before income taxes                        (456,610)        (622,531)

Income tax benefit                              (116,722)        (217,660)
                                             -----------      -----------
Loss before accounting change                   (339,888)        (404,871)

Cumulative effect of accounting
 Change - adoption of SFAS No. 142            (1,204,058)              --
                                             -----------      -----------
Net loss                                     $(1,543,946)     $  (404,871)
                                             ===========      ===========

Net loss per share - basic and diluted:
 Loss before accounting change               $     (0.05)     $     (0.09)
 Cumulative effect of accounting change            (0.19)              --
                                             -----------      -----------
 Net loss                                    $     (0.24)     $     (0.09)
                                             ===========      ===========
Weighted average number of shares
 Outstanding - basic and diluted               6,380,082        4,612,805
                                             ===========      ===========

See notes to consolidated financial statements.


            ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                  Years ended December 31, 2002 and 2001

                        Common Stock          Additional        Accumulated    Shareholders'
                     Shares      Amount     Paid in Capital        Deficit        Equity
                    --------- -----------  ------------------  --------------- -------------
Balances,
 January 1, 2001    4,689,105 $10,531,308                        $(2,473,036)    $8,058,272

Repurchase of
 Common Stock        (103,100)   (114,065)                                         (114,065)

Dividends Declared                                                (2,293,052)    (2,293,052)

Net loss                                                            (404,871)      (404,871)
                    --------- -----------     ------------      ------------     ----------
Balances,
 December 31, 2001  4,586,005  10,417,243                         (5,170,959)     5,246,284

Common Stock
 Issued:

  Acquisition       3,982,323   2,572,581                                         2,572,581

  Contingent
   Consideration      183,800      85,053                                            85,053

  Compensation         50,000      23,150                                            23,150

  Accounts Payable     93,750      75,000                                            75,000

Change to $.01
 par value                    (13,084,069)     $13,084,069                               --

Dividends Paid                                                      (458,611)      (458,611)

Net loss                                                          (1,543,946)    (1,543,946)
                    --------- -----------      -----------       -----------     ----------
Balances,
 December 31, 2002  8,895,878 $    88,958      $13,084,069       $(7,173,516)    $5,999,511
                    ========= ===========      ===========       ===========     ==========

See notes to consolidated financial statements.


                ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Years ended December 31, 2002 and 2001

                                                   2002            2001
                                               ------------    ------------
Operating activities:
   Net loss                                    $ (1,543,946)   $   (404,871)
   Noncash items in net loss:
     Cumulative effect of accounting change       1,204,058              --
     Depreciation                                    95,602          50,235
     Amortization                                    43,003         181,294
     Stock-based compensation expense                23,150              --
     Gain on sale of assets                            (292)             --
  Changes in operating assets and liabilities,
   net of acquisition:
     Accounts receivable                           (126,618)        700,062
     Prepaid and other current assets              (100,952)       (101,350)
     Accounts payable                             1,194,990         338,260
     Accrued liabilities                           (544,467)        (23,473)
                                                ------------    ------------
     Net cash provided by operating
      activities                                    244,528         740,157
                                                ------------    ------------
Investing activities:
   Purchases of property and equipment              (68,388)        (13,689)
   Net cash paid for business acquisition          (186,482)             --
   Purchases of software                                 --         (25,500)
                                                ------------    ------------
     Net cash used in investing
      Activities                                   (254,870)        (39,189)
                                                ------------    ------------
Financing activities:
   Repurchase of common stock                            --        (114,065)
   Payment of dividends                          (2,751,663)             --
   Payments on note payable, bank                  (435,000)             --
   Proceeds from issuance of note payable, bank   1,560,000              --
   Principal payments on other notes payable     (1,595,954)             --
                                                ------------    ------------
     Net cash used in financing
      Activities                                 (3,222,617)       (114,065)
                                                ------------    ------------
Net increase (decrease) in cash and cash
 Equivalents                                     (3,232,959)        586,903

Cash and cash equivalents, beginning of year      3,783,082       3,196,179
                                               ------------    ------------
Cash and cash equivalents, end of year          $   550,123     $ 3,783,082
                                               ============    ============

Supplemental Cash Flows Information (See Note 15)
See notes to consolidating financial statements.


                ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies:

Principles of Consolidation

     The consolidated financial statements include the accounts of Alternate Marketing Networks, Inc. and its wholly-owned subsidiaries Alternate Postal Direct, Inc., and National Home Delivery, Inc. Also included are the accounts of the Company's majority owned subsidiary Hencie, Inc. since the date of acquisition of August 1, 2002 (collectively referred to as the Company). Significant intercompany transactions and balances have been eliminated.

Business

     The Company provides business services to Fortune 500 and middle market companies through three complementary lines of business: software implementation and other technology support services; logistics process management; and advertising and marketing process management. These services are provided throughout the United States to clients such as General Motors, Verizon, Raytheon, and Lone Star Steel.

     The technology segment provides software consulting, implementation, and support services related to Oracle's suite of enterprise business applications to help customers improve business performance through mission-critical business solutions. The logistics segment delivers, tracks and verifies the delivery of various products, including telephone directories, and provides brokered transportation of various goods for national and regional companies. The advertising and marketing segment forms newspaper advertising networks and sells and places print advertising and advertising inserts in suburban newspapers for national advertisers.

Revenue Recognition

     Revenues for delivery services are recognized at the time of delivery. Revenues for advertising in newspapers are recognized when the ads run in the newspapers. Revenues for transportation logistics are recognized at the time that the load is shipped.

     Revenues for technology consulting services in 2002 are recognized on a time and materials basis as the services are performed. The percentage-of-completion method is used to account for fixed price contracts, with revenues recognized as services are performed over the life of the contract, based on the costs incurred in relation to the total estimated costs. Revenues from separately priced maintenance contracts are initially deferred and recognized ratably over the term of the contract, which is typically 12 months.
Revenues are accrued for all services performed that have not been billed at the reporting date. As of December 31, 2002, accrued and unbilled revenues were $210,773 and are included in accounts receivable, trade.

Cash Equivalents

     The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

     Accounts receivable are stated net of an allowance for doubtful accounts of $150,000 and $100,000 at December 31, 2002 and 2001, respectively. The Company performs credit evaluations of its customers and establishes credit limits, periodically reviews accounts receivable for collectibility, and provides an allowance for doubtful accounts as deemed necessary. Accounts receivable that are factored to a lender with full recourse to the Hencie subsidiary are $269,508 at December 31, 2002. These transfers of receivables to the lender are accounted for as secured borrowings.

Property and Equipment

     Property and equipment are stated at cost less accumulated depreciation. Depreciation and amortization are computed over the following estimated useful lives of the assets using the straight-line method: computer equipment 3 to 5 years and furniture and fixtures 5 to 7 years.

     Purchased computer software is stated at cost. External direct costs of materials and services incurred in developing or obtaining internal-use software are capitalized. The costs of purchased software and the capitalized costs of developed internal use software are amortized over the estimated useful lives of the assets. At December 31, 2002 and 2001, accumulated amortization was $91,217 and $48,214 respectively.

Stock-based compensation

     The Company applies the intrinsic value method under APB Opinion No. 25 to account for stock-based compensation. Statement of Financial Accounting Standards ("SFAS") No. 123 encourages (but does not require) the cost of stock-based compensation arrangements with employees to be measured based on the fair value of the equity instrument awarded. As permitted by SFAS No. 123, the Company applies APB Opinion No. 25 to its stock-based compensation awards to employees and discloses in Note 10 the required pro forma effect on operations.

Income taxes and Certain Prior Losses

     The Company uses the asset and liability method to account for income taxes. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities for accounting purposes, and their respective tax bases. A valuation allowance is provided for those deferred income tax assets whose recoverability is not sufficiently likely.

     From inception through October 1, 1993 the Company was an S Corporation, whereby income or loss was included in the federal income tax returns of the shareholders. On October 1, 1993 the Company formed a wholly-owned subsidiary, which caused a change in the Company's tax status from an S Corporation to a C Corporation. Accumulated losses at September 30, 1993 of $1,291,039 are included as a reduction of paid in capital.

Advertising

     The cost of advertising and marketing programs are charged to operations when incurred. Advertising expense was $109,841 and $111,393 in 2002 and 2001, respectively.

Financial Instruments

     At December 31, 2002 and 2001, the Company had cash and cash equivalents, accounts receivable, accounts payable, notes payable and long-term debt classified as financial instruments. The market value of these financial instruments, based upon information obtained from banking sources and management estimates, approximated the carrying values reported in the balance sheets.

Earnings Per Share

     Basic earnings per share is determined by dividing the net income (loss) by the weighted average number of shares of common stock outstanding.
Diluted income (loss) per share is determined by dividing the net income by the weighted average number of shares of common stock outstanding while giving effect to all potential dilutive common stock equivalents. In loss years, diluted earnings per share is determined by dividing the net loss by the weighted average number of shares of common stock outstanding without giving effect to all common stock equivalents, as the effect would be anti-dilutive. The anti-dilutive effects of common stock options that were excluded from the diluted net loss per share at December 31 were as follows:
190,100 in 2002 and 266,300 in 2001.

Recent Accounting Pronouncements

     In June 2002 the Financial Accounting Standards Board ("FASB") approved for issuance SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement is effective for fiscal years beginning after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material effect on the Company's financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. As the Company did not make a voluntary change to the fair value based method of accounting for stock-based employee compensation in 2002, the adoption of SFAS No. 148 did not have a material impact on the Company's financial position and results of operations.

Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Assumptions and estimates of future earnings and cash flow are used in the periodic analyses of the recoverability of accounts receivable, goodwill, deferred tax assets, and property, plant and equipment. Historical experience and trends are used to estimate reserves, including allowances for bad debts. To the extent that future earnings, cash flows and costs and losses are determined to be different from the assumptions and estimates used, adjustments may be required.

Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year presentation.

2.   Acquisitions:

     On May 31, 2002, the Company entered into an Amended and Restated Agreement and Plan of Reorganization pursuant to which it acquired approximately 82% of the common stock of Hencie, Inc., a Delaware corporation ("Hencie"). Hencie is an information technology company offering Oracle software consulting, implementation, and support services for a broad range of clients and industry segments. The acquisition was ratified at the annual shareholder meeting held July 23, 2002 and was effective August 1, 2002. In exchange for approximately 82% of Hencie's common shares, the Company issued 3,982,323 common shares utilizing an exchange ratio of 1 share of its common stock for 3.563 shares of Hencie common stock. The business of Hencie added a third operating segment to the Company's services. Costs directly related to this acquisition of $212,283 are included in the total acquisition price.

     The estimated fair value of the common shares issued by the Company in connection with this acquisition was approximately $2.5 million ($.646 per share), and Hencie's net liabilities assumed by the Company were approximately $4.3 million, which resulted in goodwill and other intangible assets of approximately $7 million. Under SFAS No. 142, any goodwill and other indefinite lived assets are not subject to amortization but will be tested for impairment at least annually.

     Net liabilities assumed consisted of the following:
       Current assets                     $   792,330
       Other assets                           136,335
       Current liabilities                ( 4,602,240)
       Long-term debt                     (   629,300)
                                          -----------
                                         ($ 4,302,875)
                                          ===========

     At the closing of the Hencie acquisition, the Company paid approximately $609,000 to the Internal Revenue Service to satisfy an amount owed to the IRS by Hencie, which was included in the net liabilities assumed. The Company also made payments to Edge Technology Group, Inc., a Delaware corporation, to satisfy amounts owed by Hencie to Edge pursuant to a settlement agreement, dated May 22, 2002, by and between Hencie and Edge, which was included in the net liabilities assumed. The note was subsequently sold by Edge to Drawbridge Investment Partners, LLC ("Drawbridge Note"). The settlement agreement included an original obligation in the aggregate amount of $1,650,000 and required monthly payments of $60,000 in principal with interest at 8%. After the closing of the Hencie acquisition, the Company was notified by Edge of a potential event of default under the settlement agreement. The Company negotiated a Waiver and Forbearance Agreement, dated August 19, 2002, with Edge to provide for a waiver of the potential event of default and in order to obtain a credit against the amount outstanding under the settlement agreement. On September 6, 2002, after certain additional payments were made and certain conditions were satisfied, a credit of $450,000, plus a related interest credit of $10,455, were applied to reduce the amount outstanding under the settlement agreement. Included in the net liabilities assumed as of August 1, 2002, was the net obligation of $1,145,000 reduced for the credit negotiated in September 2002. As of December 31, 2002, the outstanding principal balance under the settlement agreement was $991,734, with related accrued interest of $11,956.

     On February 18, 2003, the Company entered into an agreement for settlement of the Drawbridge Note. The agreement provided for a cash payment of $120,000, issuance of 2,474,309 shares of the Company's Common Stock, registration rights for such shares, and an obligation for the Company to repurchase $100,000 of the Company's common stock from Drawbridge annually for three years beginning February 18, 2004. These subsequent transactions will be accounted for in 2003, as discussed in Note 16.

     Also, as discussed in Note 13, the Company is contingently liable pursuant to a legal proceeding against Hencie that related to matters that occurred prior to the Company's acquisition of Hencie.

      The unaudited pro forma combined historical results, as if Hencie had been acquired and the related common shares had been issued at the beginning of 2001, are provided as follows:

                                                Years ended
                                                December 31,
                                             2002           2001
                                        -------------  -------------
                                                (unaudited)
Revenues                                 $25,675,358    $28,563,613
Loss from continuing operations **        (1,218,550)      (498,822)
Net loss **                              $(1,218,550)   $  (498,822)

Basic and diluted loss per share         $     (0.14)   $     (0.06)

**The 2002 period excludes a charge for the cumulative effect of accounting change of $1,204,058 and one-time expenses of $563,150 associated with the Hencie acquisition. The 2001 period includes a pro forma adjustment of $150,000 for the elimination of goodwill amortization per SFAS No. 142.

     The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of each of the fiscal periods presented, nor are they necessarily indicative of future consolidated results.

3.   Property and Equipment:

     Property and equipment consist of the following at December 31, 2002 and 2001:

                                             2002              2001
     Computer equipment                  $  810,047        $  272,637
     Furniture and fixtures                 359,984           150,292
     Computer software                      115,205           115,205
                                         ----------        ----------
                                          1,285,236           538,134
     Accumulated depreciation
       and amortization                  (1,074,509)         (393,817)
                                         ----------        ----------
                                         $  210,727         $ 144,317
                                         ==========        ==========

4.   Goodwill:

     Historically, intangible assets consisted of the excess cost over fair market value of net assets of acquired businesses and had been amortized ratably over 20 years. The realizability of goodwill was evaluated periodically when events or circumstances indicated a possible inability to recover the carrying amount. Triggering events may include a significant change in the industry affecting the current business model or losses related to the specific business unit. Prior to 2002, evaluation was based upon undiscounted cash flow projections over the remaining life of the asset. An excess of carrying value over projected undiscounted cash flows would result in recognition of an impairment loss. The amount of the loss would be based on the difference between carrying value and fair value of the asset, as measured by market comparables or discounted cash flows in the absence of comparable market data. The interest rate used in determining discounted cash flows was the rate that approximates the anticipated rate of return on a like asset with similar risks to the impaired asset.

     In connection with the adoption of SFAS No. 142, the Company allocated goodwill to each of its reporting units and tested this goodwill for impairment as of January 1, 2002. The Company completed the testing during the second quarter ended June 30, 2002. As a result, a charge of $1,204,058 was recorded for the goodwill assigned to the logistics reporting unit. The remaining goodwill of $800,889 at June 30, 2002 was assigned to the advertising and marketing reporting unit. The fair market value of the reporting units was estimated using a combination of valuation techniques including the discounted present value of future cash flows and management's estimated values to a third party buyer. The Company has concluded that no impairment has occurred for the advertising and marketing reporting unit as of December 31, 2002.

     The goodwill of approximately $7 million that arose from the acquisition of Hencie in 2002 will be tested for impairment at least annually beginning in 2003. The Company believes that the estimated fair value of the Hencie reporting unit has not decreased significantly since the acquisition; therefore, no adjustment should be made to goodwill as of December 31, 2002.

     The impairment charge was recorded as a cumulative effect of an accounting change of $1,204,058 or $0.19 per share as of January 1, 2002 in the year ended December 31, 2002, in the accompanying consolidated statements of operations.

     The elimination of goodwill and indefinite-lived intangible amortization has been made prospectively upon adoption of SFAS No. 142 as of January 1, 2002. Results of operations, exclusive of comparable amortization expense that is eliminated under SFAS No. 142, is as follows:

     2002                   2001
                                 ---------------------  --------------------
                                    Amount   Per Share   Amount    Per Share
  Net loss as reported           $(1,543,946) $(0.24)  $(404,871)   ($0.09)
  Add back amortization expense           --      --     149,566     $0.03
  Pro forma net loss             $(1,543,946) $(0.24)  $(255,305)   ($0.06)

5.   Retirement Plan:

     On September 1, 1996, the Company established a qualified 401(k) retirement plan covering all employees who have met certain requirements as to age and date of service. The plan allows employees to make contributions by salary reductions. Company contributions are discretionary and are determined annually by the Board of Directors. Company contributions in 2002 and 2001 were $9,329 and $6,237, respectively.

6.   Financing and Debt:

     The Company has agreements with a bank providing for a $1,000,000 line of credit (the "Advertising and Marketing Accounts Receivable Credit Facility") to National Home Delivery, Inc., an Illinois corporation and a wholly owned subsidiary of the Company, and a $500,000 line of credit (the "Logistics Accounts Receivable Credit Facility") to Alternate Postal Direct, Inc., a Michigan corporation and a wholly owned subsidiary of the Company ("APD"). Available borrowings are based on sixty-five percent (65%) of accounts receivable not more than ninety (90) days old and subject to certain other conditions and restrictions, including, without limitation, restrictive financial covenants related to the working capital and tangible net worth of the Company. The line of credit agreements are collateralized by substantially all of the assets of the Company. Borrowings of $1,125,000 as of December 31, 2002, under the line of credit agreements accrue interest at the bank's prime rate (4.25% as of December 31, 2002). As of December 31, 2002, credit in the amount of $200,000 and $175,000 was available under the Advertising and Marketing Accounts Receivable Credit Facility and Logistics Accounts Receivable Credit Facility, respectively. The line of credit agreements expire on May 1, 2003. As a result of the Hencie acquisition, the Company is currently not in compliance with all of the debt covenants under the line of credit agreements. The bank has informed the Company that it does not intend to demand payment prior to May 1, 2003, but it does not intend to renew the line of credit agreements at that time. On March 25, 2003, the Company received an offer letter for an expanded factoring line of credit, subject to certain conditions, including, without limitation, the negotiation and execution of final legal documents, through March 2004 from the lender of the existing "Technology Accounts Receivable Credit Facility", as an alternative financing source, if needed.

     Hencie has a financing agreement with a lender providing for the sale of its accounts receivable to the lender (the "Technology Accounts Receivable Credit Facility") up to $750,000. The eligibility for sale of accounts receivable is subject to certain conditions and restrictions, including, without limitation, concentration restrictions and verification approvals of the accounts receivable by the lender. The sales of accounts receivables under the Technology Accounts Receivable Credit Facility are collateralized by substantially all of the assets of Hencie. As of December 31, 2002, accounts receivable that are sold and remain unpaid under the Technology Accounts Receivable Credit Facility totals $269,508 and accrues interest at 2% plus the prime rate as published in the Wall Street Journal, and the available credit amount was $58,624.

Long-term debt assumed from the acquisition of Hencie, Inc. on August 1, 2002 consists of the following at December 31, 2002:

Small Business Administration (SBA) guaranteed
loan, interest at 9.75%, principal and
interest due in monthly installments of
$2,604 through March 2006                        $   92,508

Note payable, interest at 8%,
principal and interest due in monthly
installments of $25,000 plus interest
through March 2003                                   97,250

Note payable, interest at 8.89%,
principal and interest due in quarterly
Installments of $14,161 through April 2002           68,116

Drawbridge note payable, interest at 8%,
principal and interest due in monthly
installments of $60,000 through April 2004          991,734
                                                 ----------
Total                                             1,249,608

Less current portion                                308,615
                                                 ----------
Long-term portion                                $  940,993
                                                 ==========

     As of December 31, 2002, Hencie was delinquent in its payments on the Drawbridge note payable and another note payable. As discussed in Note 2, the Drawbridge note and the related accrued interest were settled in February 2003, for $120,000 cash, 2,474,309 common shares and other consideration.

7.   Accounts payable, other:

     Accounts payable, other consists of liabilities assumed with acquisition of Hencie, Inc. which are accounts payable to former vendors, as well as expenses related to the acquisition itself. Discounts and deferred payment terms have been negotiated and, in some cases, are being negotiated with certain of these creditors.

     As of December 31, 2002, the Company has estimated the anticipated amounts to be paid on the accounts payable, other. These liabilities were assumed as part of the acquisition of Hencie, Inc. on August 1, 2002. In reviewing the fair value of the assets and liabilities acquired, any adjustment to the stated book value on the accounts of Hencie, Inc. prior to the acquisition had the offsetting effect on the recorded amount of goodwill. The Company does not anticipate any material difference between the settlement amounts and the recorded fair values of these liabilities.

8.   Accrued liabilities:

Accrued liabilities consist of the following at December 31, 2002 and 2001:

        2002            2001
                                                ----------      ----------
   Payroll taxes                                $   12,066      $    3,469
   Salaries and other incentive compensation       351,776          76,821
   Vacation                                        250,141          80,057
   Interest                                         15,598              --
   Insurance                                       132,623          14,685
   Deferred revenue                                 30,345          15,625
   Deferred rent                                   100,863              --
   Other                                            99,013           9,620
                                                ----------      ----------
   Total                                        $  992,425      $  200,277
                                                ==========      ==========

9.   Income Taxes:

     Deferred income taxes are recognized for the temporary differences between the tax bases of assets and liabilities and their financial reporting amounts. The income tax provision is the tax payable/recoverable for the period and the change during the period in deferred tax assets and liabilities. Based upon management's evaluation of available evidence relating to the realization of deferred tax assets, the Company has fully reserved deferred tax assets at December 31, 2002 and 2001.

     Income tax expense (benefit) for the years ended December 31, 2002 and 2001 consists of the following:

                                                 Year Ended
                                                 December 31,
                                               2002        2001
                                            ---------   ---------
       Federal:
            Current benefit from net
             operating loss (NOL)
             carryback to prior years       $(128,282)  $(220,032)
       State:
            Current                            11,560       2,372
                                            ---------   ---------
                                            $(116,722)  $(217,660)
                                            =========   =========

     The difference between income tax benefit at the U.S. statutory rate and the Company's actual income tax benefit is as follows:

                                               Year Ended
                                               December 31,
                                             2002         2001
                                           ---------    ---------
Income tax benefit at the U.S.
  statutory rate                           $(564,387)   $(211,660)
Change in valuation allowance                427,098           --
Nondeductible goodwill                            --       31,485
Other                                         20,567      (37,485)
                                           ---------     --------
Income tax benefit                         $(116,722)   $(217,660)
                                           =========    =========

Major components of the Company's deferred taxes are as follows:

                                               December 31,
                                             2002        2001
                                         ----------    ----------
       Receivable allowance              $   51,000    $   34,000
       Property and equipment                31,961        14,000
       Accrued vacation                      85,048        27,000
       Accrued insurance and compensation   121,841            --
       Deferred rent                         34,293            --
       Other                                 91,417            --
       NOL carryforwards                  2,694,306       825,000
       Valuation allowance               (3,109,866)     (900,000)
                                         ----------    ----------
                                         $     -       $     -
                                         ==========    ==========

    At December 31, 2002, the Company has NOL carryforwards of approximately $7,700,000, which are available to reduce future taxable income. These carryforwards expire in 2011 to 2013. The annual utilization of NOL carryforwards may be limited by certain historical ownership changes of the Company. These NOL carryforwards include approximately $5,100,000 related to Hencie at the date of acquisition, with a corresponding amount included in the valuation allowance, the tax benefit of which, if and when recognized, will be first credited to the applicable goodwill arising from the acquisition and then to the income tax provision.

10.   Common Stock, Options and Warrants:

     On August 1, 2002, the Company reincorporated in Delaware and exchanged its common stock, no par value, for common stock, $.01 par value. The Amended and Restated Certificate of Incorporation of the Company provides for fifty million (50,000,000) authorized shares of commons stock, par value $.01, and five million (5,000,000) shares of preferred stock, par value $.01.

     In 1998, the Company began acquiring shares of its common stock from time to time in the open market or in privately negotiated transactions. The Company purchased and retired 103,100 shares of common stock in 2001 at an aggregate cost of $114,065. The Company is currently authorized to purchase up to 300,000 shares of which 103,100 had been repurchased through December 31, 2002.

     The Company has adopted a stock-based incentive plan, the 1995 Long-Term Incentive Stock Option Plan (the "Incentive Plan") to encourage stock ownership by employees, officers, directors and certain other agents. The Board of Directors or a committee appointed by the Board of Directors administers the Incentive Plan. Options granted may be either incentive stock options as defined by the Internal Revenue Code, or nonqualified stock options. Options granted have a vesting period of 6 months to 5 years with terms ranging from 5 to 10 years. In connection with this plan, the Company has reserved a total of 1,500,000 shares of common stock. As of December 31, 2002, options for 122,600 shares were outstanding, 7,500 options have been exercised, and 1,369,900 remain available for future grants. The Company also had options for 47,500 shares outstanding pursuant to the Outside Directors and Advisors Stock Option Plan, which was terminated July 2, 2002.

     The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plans. All options granted to date were granted with exercise prices not less than the fair market value of the Company's common stock on the date of grant. Therefore, no compensation expense for stock options has been recognized in any year. If compensation cost for the Company's stock based plans had been determined based on the fair value of the options at the grant dates, consistent with the method prescribed by the SFAS No. 123, "Accounting for Stock Based Compensation", the Company's net income and income per share would have been adjusted to the pro forma amounts indicated in the following table:

                                         Year Ended
                                        December 31,
                                      2002          2001
                                   ----------    ----------
          Net Loss
            As Reported           $(1,543,946)  $ (404,871)
            Pro Forma             $(1,547,211)  $ (415,990)

          Loss Per Share - basic and diluted
            As Reported                ($0.24)       ($0.09)
            Pro Forma                  ($0.24)       ($0.09)

     The fair value of each option was estimated to be $0.39 for 2001 on the date of grant using the Black-Scholes option pricing model with the following assumptions for 2001; risk free rate of five percent; no dividend yield; and expected life 5 years. The volatility assumption was 28 percent. No options were granted in 2002.

     A summary of the status of the Company's options granted to employees as of December 31, 2002 and 2001 and the changes during the year ended on those dates is presented below:

                          December 31, 2002       December 31, 2001
                         Options    Weighted-    Options    Weighted-
                                       Avg.                    Avg.
                                    Exercise                Exercise
                                      Price                   Price
                        ---------   ---------   ---------   ---------
Outstanding-beginning
 of year                 191,300     $2.75       182,500     $2.83
Granted at the money        --         --         10,000     $1.13
Exercised                   --         --           --         --
Forfeited                   --         --           --         --
Expired                  (21,200)    $2.02        (1,200)    $1.39
                        ---------               ---------
Outstanding-end of year  170,100     $2.84       191,300     $2.75
                        =========               =========
Exercisable at end of
year                     168,433     $2.85       186,300     $2.77

Options outstanding as of December 31, 2002 are described below:

                          Outstanding                        Exercisable
                 -----------------------------------  ---------------------
                          Weighted Avg  Weighted Avg           Weighted Avg
                            Exercise     Remaining               Exercise
Range of Prices  Options     Price         Term        Options    Price
---------------  -------  ------------  ------------   ------- ------------
$1.04 to $1.39    32,000      $1.12         6 years     32,000     $1.12
$2.05 to $3.75   118,100      $2.99         5 years    116,433     $3.00
$4.00 to $5.19    20,000      $4.72         5 years     20,000     $4.72
--------------   -------      -----        ---------   -------     -----
$1.04 to $5.19   170,100      $2.84         5 years    168,433     $2.85
                 =======                               =======

     A summary of the status of the Company's warrants granted to non-employees as of December 31, 2002 and 2001 and the changes during the year ended on those dates is presented below:

                           December 31, 2002      December 31, 2001
                         Options    Weighted-    Options    Weighted-
                                       Avg.                    Avg.
                                    Exercise                Exercise
                                      Price                   Price
                        ---------   ---------   ---------   ---------
Outstanding-beginning
 of year                   55,000      $3.00       55,000      $3.00
Granted at a premium         --          --          --          --
Expired                   (55,000)     $3.00         --          --
                         --------                --------
Outstanding-end of year      --          --        55,000     $3.00
                         ========                ========
Exercisable-end of year      --          --        55,000     $3.00

     At December 31, 2002 and 2001, the Company has outstanding stock options aggregating 20,000 shares of Common Stock exercisable at $2.045 per share, issued in conjunction with the acquisition of AdTrackMedia in 2000. These options expire May 27, 2003.

11.  Interest and Other Income (Expense):

     Interest and other income (expense) consists of the following:

                                                 2002             2001
                                             ----------       ----------
         Interest income                     $   15,352       $  125,847
         Interest expense                      (110,069)              --
         Gain on asset sale                         292               --
                                             ----------       ----------
                                             $  (94,425)      $  125,847
                                             ==========       ==========

12.  Dividend Payable:

     On December 12, 2001, the Company declared a special cash dividend of 50 cents per share payable on January 22, 2002, to shareholders of record on January 15, 2002.

13.  Commitments and Contingencies:

Operating Leases:

     The Company leases certain office facilities, warehouse facilities, and equipment used in its operations. Future minimum rental payments required under operating leases that have initial or remaining terms in excess of one year at December 31, 2002 are as follows:

             Year
             2003                          $  477,260
             2004                             457,224
             2005                             142,036
             2006                               5,738
                                            ---------
                                           $1,082,258
                                            =========

     Rental expense for facilities, transportation vehicles and equipment in 2002 and 2001 was $473,517 and $393,657, respectively.

Legal Proceedings:

On October 30, 2002, Hencie.com, Inc., a Delaware corporation, and Paul
A. Tanner initiated a legal proceeding in the County Court of Dallas County, Texas against Hencie Consulting, a wholly-owned subsidiary of Hencie, Inc., certain current and former employees of Hencie Consulting, and certain other parties ("Tanner Litigation"). Hencie.com and Mr. Tanner are seeking approximately $2.0 million, exemplary damages, interest, and legal fees in connection with claims regarding an alleged equity investment in Hencie Consulting prior to acquisition of Hencie by the Company. On February 18, 2003, the Company executed a Mutual Release Agreement with the Company's CEO which provides for the Company's CEO to contribute a number of shares of common stock to the Company if the Company requests the transfer to be used for any settlement of this litigation. The Company intends to vigorously defend against and contest the claims and pursue any potential counterclaims that may be available to Hencie Consulting. The Company believes that the shares provided for in the Mutual Release Agreement would be sufficient to cover the Company's portion, if any, of a settlement amount. Therefore, the Company believes that the resolution of this matter will not have a material adverse effect on its financial position, results of operations or cash flows. However, no assurance can be given that the Company would not be materially adversely affected by an adverse outcome with respect to these claims or legal fees or expenses related to investigating, contesting, and defending against these claims (whether or not the Company is successful in defending against these claims), and the diversion of the time and resources of Company management in connection with these claims. Because this contingency arose prior to the Company's acquisition of Hencie Consulting, any loss from the resolution of this matter would be accounted for as additional goodwill, subject to impairment testing.

     On August 22, 2002, a former officer of Hencie initiated a legal proceeding in the District Court of Dallas County, Texas against Hencie seeking approximately $380,000 in damages in connection with claims regarding an alleged breach of the employment agreement between Hencie and the former officer. The former officer was terminated by Hencie for cause prior to the acquisition of Hencie by the Company. The Company intends to vigorously defend against and contest the claims and pursue any potential counterclaims that may be available to Hencie on behalf of Hencie. The Company believes that it is unlikely that this matter will have a material adverse effect on its financial position, results of operations or cash flows.

     On July 3, 2002, the Company initiated a legal proceeding in the Superior Court of Essex County, Massachusetts against a customer of Alternate Postal Direct seeking damages, interest, and legal fees in connection with claims regarding a breach of contract by the customer and non-payment of an outstanding account receivable. On August 12, 2002, the customer filed an answering statement and counterclaims seeking judgment and unspecified damages. The Company intends to vigorously pursue its claims against the customer and defend against and contest the counterclaims.

14.  Segment Information and Significant Customers:

     The method which the Company utilizes to evaluate profitability, and allocate assets and resources, is divided into three operating segments by product areas: (i) advertising and marketing includes newspaper advertising;
(ii) logistics includes the delivery of telephone directories, as well as, tracking, verification and transportation services; and (iii) technology includes enterprise application consulting services. Management evaluates segment profitability by reviewing gross profits. Substantially all of the Company's revenues are generated in the United States.

     In 2002 the advertising and marketing segment had 3 customers that accounted for a total of approximately 58% of the segment revenues. In 2002, the logistics segment had 2 customers that accounted for a total of approximately 99% of the segment revenues. In 2002, the technology segment has 3 customers that accounted for a total of approximately 88% of the segment revenues.

     Segment analysis is provided in the tables below.

                                                  2002           2001
                                                 ------         ------
Revenues:
Technology                                     $ 3,073,881    $        --
Advertising and marketing                       13,322,883     10,893,681
Logistics marketing                              3,900,074      5,732,470
                                               -----------    -----------
Total revenues                                 $20,296,838    $16,626,151
                                               ===========    ===========

Gross Profits:
Technology                                     $ 1,380,497    $        --
Advertising and marketing                        2,123,280      1,757,166
Logistics marketing                              1,806,388      2,031,074
                                               -----------    -----------
Total gross profit                               5,310,165      3,788,240

Selling, general & administrative expenses       5,672,350      4,536,618
Interest and other income (expense)                (94,425)       125,847
                                               -----------    -----------
Loss before income taxes and
 accounting change                             $  (456,610)   $  (622,531)
                                               ===========    ===========
Gross Profit Percentages:
Technology                                          44.9%            --
Advertising and marketing                           15.9%          16.1%
Logistics marketing                                 46.3%          35.4%
                                               -----------    -----------
Total Gross Profit                                  26.2%          22.8%
                                               ===========    ===========

     Accounts receivable and revenues from significant customers represent the following percentages of the Company's net accounts receivable and total revenues:

                  Accounts Receivable at       Revenues for the Years Ended
                        December 31,                   December 31,
                     2002          2001            2002           2001
   Customer A         22%           18%             17%            21%
   Customer B         19            10              17             18
   Customer C         11             8              14             11
   Customer D          6            --              10             --
   Customer E          4             8               7              9
   Customer F          1             4               3             10

15.  Supplemental Cash Flows Information:

     The following is provided as supplemental information to the consolidated statements of cash flows:

                                                   2002            2001
                                               ------------    ------------
  Income taxes paid                             $        --     $     3,190
                                               ============    ============
  Interest paid                                 $   132,295     $        --
                                               ============    ============

Noncash investing and financing activities are summarized below:

     On August 1, 2002, the Company issued 3,982,323 shares of its restricted, unregistered common stock valued at $2,572,581 for approximately 82% of the shares of Hencie, Inc. (Note 2). The Company paid closing costs totaling $212,283, assumed net liabilities of $4,302,875 and recorded goodwill of $7,087,739.

     On August 1, 2002, the Company issued 183,800 shares of its restricted, unregistered common stock valued at $85,053 to GoldenGoose Software, Inc. ("GGSI") as contingent consideration in exchange for certain assets of GGSI pursuant to an asset purchase agreement dated May 3, 2000 by and between the Company and GGSI. This amount was recorded as additional goodwill.

     On August 1, 2002, the Company issued 50,000 shares of its restricted, unregistered common stock valued at $23,150 to an officer of the Company pursuant to the officer's employment agreement. The amount was recorded as compensation expense.

     On September 19, 2002, the Company issued 93,750 shares of its restricted, unregistered common stock to outside legal counsel to the Company for a reduction of $75,000 of the outstanding balance of trade accounts payable to the outside legal counsel for legal services rendered to the Company.

16.  Subsequent Events:

     Effective as of January 1, 2003, the Company's CEO contributed 1,474,309 common shares outstanding to the Company. On February 18, 2003 the Company granted options to the CEO to purchase 1,700,000 common shares at $0.50 per share. On February 18, 2003, the Company entered into the Release Agreement by and among the Company, Hencie, Inc., Hencie Consulting Services, Inc., K2VC LTD, Adil Khan, Drawbridge Investment Partners, LLC., and certain directors and stockholders of the Company. The agreement provided for settlement of the Drawbridge note payable of Hencie for a cash payment of $120,000, issuance of 2,474,309 shares of the Company's Common Stock, registration rights for such shares, and a contingent obligation for the Company to repurchase $100,000 of the Company's common stock from Drawbridge annually for three years beginning February 18, 2004. In the subsequent accounting for this debt settlement in 2003, management estimates that the total cash and fair value of the equity consideration given was approximately equal to the amount of the note payable and accrued interest, which was $991,734 and $11,956, respectively, at December 31, 2002.


Item 8. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure.

     None.
                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The information required by this Item 9 is incorporated by reference from the definitive proxy statement on Schedule 14A of the Company to be filed by the Company with the Commission not later than April 30, 2003.

Item 10.  Executive Compensation.

     The information required by this Item 10 is incorporated by reference from the definitive proxy statement on Schedule 14A of the Company to be filed by the Company with the Commission not later than April 30, 2003.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The information required by this Item 11 is incorporated by reference from the definitive proxy statement on Schedule 14A of the Company to be filed by the Company with the Commission not later than April 30, 2003.

Item 12.  Certain Relationships and Related Transactions.

     The information required by this Item 12 is incorporated by reference from the definitive proxy statement on Schedule 14A of the Company to be filed by the Company with the Commission not later than April 30, 2003.

Item 13.  Exhibits and Reports on Form 8-K.

     (a)Exhibits

Exhibit No.  Description of Exhibit

  2.1        Acquisition Agreement dated March 29, 1996 between the Company and National Home Delivery, Inc. (incorporated by reference from Form 8-K of the Company dated April 11, 1996)

  2.2        Asset Purchase Agreement dated February 17, 2000, between the
               Company, Kevin Powers and Total Logistics, Inc. (incorporated by reference from Form 8-K of the Company dated March 1, 2000)

  2.3        Consulting Agreement dated February 17, 2000 between the
               Company, Kevin Powers and Total Logistics, Inc. (incorporated by reference from Form 8-K of the Company dated March 1, 2000)

  2.4        Amended and Restated Agreement and Plan of Reorganization dated
               May 31, 2002 by and among the Company, Alternate Marketing Networks, Inc., a Delaware corporation, ALTM Combination Co., a Delaware corporation, Hencie, Inc., a Delaware corporation, Adil Khan, and certain stockholders of Hencie, Inc. (incorporated by reference from Appendix A to the Definitive proxy statement of the Company dated July 23, 2002 and filed June 16, 2002 by the Company with the Commission)

  3.1        Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 4.1 to the Form 8-K of the Company dated August 1, 2002 and filed August 14, 2002 by the Company with the Commission)

  3.2        Amended and Restated Bylaws (incorporated by reference from
               Exhibit 4.2 to the Form 8-K of the Company dated August 1, 2002 and filed August 14, 2002 by the Company with the Commission)

  4.1        1995 Long-Term Incentive and Stock Option Plan (incorporated by reference from the Registration Statement on Form SB-2; Commission File No. 33-95332C)

  4.2        1995 Outside Directors and Advisors Stock Option Plan
               (incorporated by reference from the Registration Statement on Form SB-2; Commission File No. 33-95332C)

  4.3        Form of Registration Rights Agreement with noteholders of
               the Company (incorporated by reference from the Registration Statement on Form SB-2; Commission File No. 33-95332C)

  10.1       Employment Agreement dated July 21, 1995 between the
               Company and Phillip D. Miller (incorporated by reference from the Registration Statement on Form SB-2; Commission File No. 33-95332C)

10.2	Addendum to Employment Agreement dated July 21, 1995 between the Company and Phillip D. Miller dated January 1, 2000
               (incorporated by reference from the Form 10-KSB of the Company for the fiscal year ended December 31, 1999 filed March 30, 2000 by the Company with the Commission)

10.3	Second Addendum dated to Employment Agreement dated July 21,
             1995 between the Company and Phillip D. Miller (incorporated by reference from Exhibit 99.2 to the Form 8-K of the Company dated August 1, 2002 and filed August 14, 2002 by the Company with the Commission)

  10.4       Employment Agreement dated July 1, 2001 between the Company and
               Sandra J. Smith (incorporated by reference from the Form 10-KSB of the Company for the fiscal year ended December 31, 2001 filed March 28, 2002 by the Company with the Commission)

  10.5       Addendum dated to Employment Agreement dated July 1, 2001
               between the Company and Sandra J. Smith (incorporated by reference from Exhibit 99.2 to the Form 8-K of the Company dated August 1, 2002 and filed August 14, 2002 by the Company with the Commission)

  10.6 Employment Agreement dated August 1, 2002 between the Company and Adil Khan (incorporated by reference from Exhibit 99.1 to the Form 8-K of the Company dated August 1, 2002 and filed August 14, 2002 by the Company with the Commission)

  10.7       Loan Agreement (incorporated by reference from the Form 10-KSB of the Company for the fiscal year ended December 31, 2001 filed March 28, 2002 by the Company with the Commission)

  10.8       Times Mirror Stock Purchase Agreement (incorporated by reference from the Form 10-QSB of the Company for the quarterly period ended September 30, 1999)

  10.9       Contribution Agreement dated January 1, 2003 between the
               Company, K2VC LTD., a Texas limited partnership (incorporated by reference from Exhibit 99.1 to the Form 8-K of the Company dated and filed February 20, 2003 by the Company with the Commission)

  10.10      Mutual Release Agreement dated February 18, 2003 between the
               Company, K2VC LTD., a Texas limited partnership (incorporated by reference from Exhibit 99.2 to the Form 8-K of the Company dated and filed February 20, 2003 by the Company with the Commission)

  10.11      Non-Qualified Stock Option Agreement dated February 18, 2003 between the Company and Adil Khan (incorporated by reference from Exhibit 99.3 to the Form 8-K of the Company dated and filed February 20, 2003 by the Company with the Commission)

  10.12      Release Agreement dated February 18, 2003 between the Company,
               Hencie, Inc., a Delaware corporation, and Hencie Consulting Services, Inc. a Texas corporation, K2VC LTD., a Texas limited partnership, Adil Khan, Drawbridge Investment Partners, LLC, a Delaware limited liability company, and certain directors and stockholders of the Company (incorporated by reference from Exhibit 99.4 to the Form 8-K of the Company dated and filed February 20, 2003 by the Company with the Commission)

  21.1       List of Subsidiaries of the Company (filed herewith)

  23.1       Consent of Deloitte & Touche, LLP (filed herewith)

  23.2       Consent of PricewaterhouseCoopers, LLP (filed herewith)

     (b)Reports on Form 8-K.

     The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

Date of
Report        Description of Form 8-K

11/19/02 Form 8-K of the Company dated and filed November 19, 2002 by the Company with the Commission (regarding the Section 906 Certifications of the chief executive officer and the chief financial officer of the Company)

Item 14. Controls and Procedures.

	Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                  SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ALTERNATE MARKETING NETWORKS, INC.



Dated: March 28, 2003               By:/s/Adil Khan


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                              Dated

/s/Adil Khan                                                  March 28, 2003
Adil Khan, Chief Executive Officer
(Principal executive officer) and Director


/s/Phillip D. Miller                                          March 28, 2003
Phillip D. Miller, President and Chairman of the
Board of Directors


/s/Sandra J. Smith                                            March 28, 2003
Sandra J. Smith, Chief Financial Officer and
Treasurer (Principal financial and accounting officer)


/s/Phillip Baker                                              March 28, 2003
Phillip Baker, Director


/s/Thomas Hiatt                                               March 28, 2003
Thomas Hiatt, Director


/s/J. Robert Routt                                            March 28, 2003
J. Robert Routt, Director




                             CERTIFICATIONS

I, Adil Khan, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Alternate Marketing Networks, Inc., a Delaware corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

     Date: March 28, 2003          By:    /s/Adil Khan
                                   Name:  Adil Khan
                                   Title: Chief Executive Officer


I, Sandra J. Smith, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Alternate Marketing Networks, Inc., a Delaware corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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


     Date: March 28, 2003          By:    /s/Sandra J. Smith
                                   Name:  Sandra J. Smith
                                   Title: Chief Financial Officer


                              INDEX TO EXHIBITS

Exhibit No.  Description of Exhibit

  2.1        Acquisition Agreement dated March 29, 1996 between the Company and National Home Delivery, Inc. (incorporated by reference from Form 8-K of the Company dated April 11, 1996)

  2.2        Asset Purchase Agreement dated February 17, 2000, between the
               Company, Kevin Powers and Total Logistics, Inc. (incorporated by reference from Form 8-K of the Company dated March 1, 2000)

  2.3        Consulting Agreement dated February 17, 2000 between the
               Company, Kevin Powers and Total Logistics, Inc. (incorporated by reference from Form 8-K of the Company dated March 1, 2000)

  2.4        Amended and Restated Agreement and Plan of Reorganization dated
               May 31, 2002 by and among the Company, Alternate Marketing Networks, Inc., a Delaware corporation, ALTM Combination Co., a Delaware corporation, Hencie, Inc., a Delaware corporation, Adil Khan, and certain stockholders of Hencie, Inc. (incorporated by reference from Appendix A to the Definitive proxy statement of the Company dated July 23, 2002 and filed June 16, 2002 by the Company with the Commission)

  3.1        Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 4.1 to the Form 8-K of the Company dated August 1, 2002 and filed August 14, 2002 by the Company with the Commission)

  3.2        Amended and Restated Bylaws (incorporated by reference from
               Exhibit 4.2 to the Form 8-K of the Company dated August 1, 2002 and filed August 14, 2002 by the Company with the Commission)

  4.1        1995 Long-Term Incentive and Stock Option Plan (incorporated by reference from the Registration Statement on Form SB-2; Commission File No. 33-95332C)

  4.2        1995 Outside Directors and Advisors Stock Option Plan
               (incorporated by reference from the Registration Statement on Form SB-2; Commission File No. 33-95332C)

  4.3        Form of Registration Rights Agreement with noteholders of
               the Company (incorporated by reference from the Registration Statement on Form SB-2; Commission File No. 33-95332C)

  10.1       Employment Agreement dated July 21, 1995 between the
               Company and Phillip D. Miller (incorporated by reference from the Registration Statement on Form SB-2; Commission File No. 33-95332C)

10.4	Addendum to Employment Agreement dated July 21, 1995 between the Company and Phillip D. Miller dated January 1, 2000
               (incorporated by reference from the Form 10-KSB of the Company for the fiscal year ended December 31, 1999 filed March 30, 2000 by the Company with the Commission)

10.5	Second Addendum dated to Employment Agreement dated July 21,
             1995 between the Company and Phillip D. Miller (incorporated by reference from Exhibit 99.2 to the Form 8-K of the Company dated August 1, 2002 and filed August 14, 2002 by the Company with the Commission)

  10.4       Employment Agreement dated July 1, 2001 between the Company and
               Sandra J. Smith (incorporated by reference from the Form 10-KSB of the Company for the fiscal year ended December 31, 2001 filed March 28, 2002 by the Company with the Commission)

  10.5       Addendum dated to Employment Agreement dated July 1, 2001
               between the Company and Sandra J. Smith (incorporated by reference from Exhibit 99.2 to the Form 8-K of the Company dated August 1, 2002 and filed August 14, 2002 by the Company with the Commission)

  10.6 Employment Agreement dated August 1, 2002 between the Company and Adil Khan (incorporated by reference from Exhibit 99.1 to the Form 8-K of the Company dated August 1, 2002 and filed August 14, 2002 by the Company with the Commission)

  10.7       Loan Agreement (incorporated by reference from the Form 10-KSB of the Company for the fiscal year ended December 31, 2001 filed March 28, 2002 by the Company with the Commission)

  10.8       Times Mirror Stock Purchase Agreement (incorporated by reference from the Form 10-QSB of the Company for the quarterly period ended September 30, 1999)

  10.9       Contribution Agreement dated January 1, 2003 between the
               Company, K2VC LTD., a Texas limited partnership (incorporated by reference from Exhibit 99.1 to the Form 8-K of the Company dated and filed February 20, 2003 by the Company with the Commission)

  10.10      Mutual Release Agreement dated February 18, 2003 between the
               Company, K2VC LTD., a Texas limited partnership (incorporated by reference from Exhibit 99.2 to the Form 8-K of the Company dated and filed February 20, 2003 by the Company with the Commission)

  10.11      Non-Qualified Stock Option Agreement dated February 18, 2003 between the Company and Adil Khan (incorporated by reference from Exhibit 99.3 to the Form 8-K of the Company dated and filed February 20, 2003 by the Company with the Commission)

  10.12      Release Agreement dated February 18, 2003 between the Company,
               Hencie, Inc., a Delaware corporation, and Hencie Consulting Services, Inc. a Texas corporation, K2VC LTD., a Texas limited partnership, Adil Khan, Drawbridge Investment Partners, LLC, a Delaware limited liability company, and certain directors and stockholders of the Company (incorporated by reference from Exhibit 99.4 to the Form 8-K of the Company dated and filed February 20, 2003 by the Company with the Commission)

  21.1       List of Subsidiaries of the Company (filed herewith)

  23.1       Consent of Deloitte & Touche, LLP (filed herewith)

  23.2       Consent of PricewaterhouseCoopers, LLP (filed herewith)




EXHIBIT 21.1

Subsidiaries of Alternate Marketing Networks, Inc.

Name of Subsidiary               State or other
                                jurisdiction of         Names under which
                                incorporation or         such subsidiary
                                  organization            does business

Alternate Postal Direct, Inc.      Michigan                    APD

National Home Delivery, Inc.       Illinois            US Suburban Press,
                                                             USSPI

Hencie, Inc.                       Delaware

Hencie Consulting Services, Inc.   Texas


EXHIBIT 23.1

                      INDEPENDENT AUDITOR'S CONSENT

We consent to the incorporation by reference in Registration Statement No. 333-88129 of Alternate Marketing Networks, Inc. on Form S-8 of our report dated March 26, 2003 appearing in this Annual Report on Form 10-KSB of Alternate Marketing Networks, Inc. for the year ended December 31, 2002.

/s/DELOITTE & TOUCHE LLP

Dallas, Texas
March 31, 2003


EXHIBIT 23.2

                     CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (File No. 333-88129) of Alternate Marketing Networks, Inc. of our report dated March 15, 2002 relating to the financial statements, which appear in this Form 10-KSB.

/s/PRICEWATERHOUSECOOPERS LLP

Grand Rapids, Michigan
March 26, 2003