Form 10KSB/A
period 2002-12-31
ALTERNATE MARKETING NETWORKS INC
filed 2003-05-02
CIK 949244

United States
                        SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                   Form 10-KSB/A


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,895,878 shares of Common Stock as of March 24, 2003, after deducting 1,474,039 shares held in the treasury.

                    DOCUMENTS INCORPORATED BY REFERENCE

     The following documents are incorporated by reference into the part(s) of this Form 10-KSB identified below:

Document                                                       Part
________________________________________________              ______
Definitive Proxy Statement for the 2003 Annual
  Meeting of Stockholders                                       III



                              EXPLANATORY NOTE

     Alternate Marketing Networks, Inc., a Delaware corporation, hereby amends and restates "Item 13. Exhibits and Reports on Form 8-K." of the annual report on Form 10-KSB of Alternate Marketing for the fiscal year ended December 31, 2002 filed with the Securities and Exchange Commission on March 31, 2003 to furnish the prior auditors' report on the Company's financial statements for the year ended December 31, 2001 that was inadvertently omitted from the annual report on Form 10-KSB as set forth below. This amendment no. 1 to the annual report on Form 10-KSB does not amend any other item of the annual report on Form 10-KSB other than the item(s) set forth below.

                              TABLE OF CONTENTS


PART III

Item 13. Exhibits and Reports on Form 8-K

SIGNATURES
INDEX OF EXHIBITS



                                  PART III

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

21.1	List of Subsidiaries of the Company (incorporated by reference from Exhibit 21.1 of the annual report on Form 10-KSB of the Company filed on March 31, 2003 by the Company with the Commission)

  23.1       Consent of Deloitte & Touche, LLP (incorporated by reference from the Form 10-KSB of the Company for the fiscal year ended December 31, 2002 filed March 31, 2003 by the Company with the Commission)

23.2       Consent of PricewaterhouseCoopers, LLP (filed herewith)

99.1       Section 906 Certification of Chief Executive Officer (filed herewith)

99.2	 Section 906 Certification of Chief Financial Officer (filed herewith)

99.3       Opinion of PricewaterhouseCoopers, LLP (filed herewith)

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



Dated: May 2, 2003                  By:/s/Adil Khan


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                              Dated

/s/Adil Khan                                                  May 2, 2003
Adil Khan, Chief Executive Officer
(Principal executive officer) and Director


/s/Phillip D. Miller                                          May 2, 2003
Phillip D. Miller, President and Chairman of the
Board of Directors


/s/Sandra J. Smith                                            May 2, 2003
Sandra J. Smith, Chief Financial Officer and
Treasurer (Principal financial and accounting officer)


/s/Phillip Baker                                              May 2, 2003
Phillip Baker, Director


/s/Thomas Hiatt                                               May 2, 2003
Thomas Hiatt, Director


/s/J. Robert Routt                                            May 2, 2003
J. Robert Routt, Director




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

     Date: May 2, 2003             By:    /s/Adil Khan
                                   Name:  Adil Khan
                                   Title: Chief Executive Officer


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


     Date: May 2, 2003             By:    /s/Sandra J. Smith
                                   Name:  Sandra J. Smith
                                   Title: Chief Financial Officer


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

99.3	 List of Subsidiaries of the Company (incorporated by reference from Exhibit 21.1 of the annual report on Form 10-KSB of the Company filed on March 31, 2003 by the Company with the Commission)

  23.1       Consent of Deloitte & Touche, LLP (incorporated by reference from the Form 10-KSB of the Company for the fiscal year ended December 31, 2002 filed March 31, 2003 by the Company with the Commission)

23.2       Consent of PricewaterhouseCoopers, LLP (filed herewith)

99.1       Section 906 Certification of Chief Executive Officer (filed herewith)

99.2	 Section 906 Certification of Chief Financial Officer (filed herewith)

99.3       Opinion of PricewaterhouseCoopers, LLP (filed herewith)



EXHIBIT 23.2

                     CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (File No. 333-88129) of Alternate Marketing Networks, Inc. of our report dated March 15, 2002 relating to the financial statements, which appear in this Form 10-KSB/A.

/s/PRICEWATERHOUSECOOPERS LLP

Grand Rapids, Michigan
May 2, 2003





EXHIBIT 99.1

                         CERTIFICATION PURSUANT TO
                          18 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of Alternate Marketing Networks, Inc., a Delaware corporation (the "Company"), on Form 10-KSB for the period ended December 31, 2002 as filed with the Securities and Exchange Commission (the "Report"), the undersigned Chief Executive Officer of the Company does hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that, to the knowledge of the undersigned:

     (1) The Report fully complies with the requirements of Section 13 (a) or 15(d), as applicable, of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the date(s) and for the period(s) indicated.



     Date: May 2, 2003            By:     /s/Adil Khan
                                  Name:   Adil Khan
                                  Title:  Chief Executive Officer


EXHIBIT 99.2

                         CERTIFICATION PURSUANT TO
                          18 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of Alternate Marketing Networks, Inc., a Delaware corporation (the "Company"), on Form 10-KSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission (the "Report"), the undersigned Chief Financial Officer of the Company does hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that, to the knowledge of the undersigned:

     (1) The Report fully complies with the requirements of Section 13 (a) or 15(d), as applicable, of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the date(s) and for the period(s) indicated.


     Date: May 2, 2003            By:     /s/Sandra J. Smith
                                  Name:   Sandra J. Smith
                                  Title:  Chief Financial Officer



EXHIBIT 99.3

Report of Independent Accountants

To the Shareholders and Board of Directors of Alternate Marketing Networks, Inc.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, shareholders' equity and of cash flows, present fairly, in all material respects, the financial position of Alternate Marketing Networks, Inc. and its subsidiaries at December 31, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP

Grand Rapids, Michigan
March 15, 2002