Form 10QSB
period 2003-03-31
ALTERNATE MARKETING NETWORKS INC
filed 2003-05-14
CIK 949244

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-QSB



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2003

                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number 0-26624

                      ALTERNATE MARKETING NETWORKS, INC.
     (Exact name of small business issuer as specified in its charter)

        DELAWARE                                        38-2841197
(State or other jurisdiction of incorporation or organization)(IRS Employer Identification No.)

                  13155 Noel Road, 10th Floor, Dallas, TX 75240
                     (Address of principal executive offices)

972-720-3500
(Issuer's telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]Yes [ ]No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 6, 2003, there were 9,895,878 shares of common stock, par value $0.01 per share, of the issuer outstanding.

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

Item 2.  Management's Discussion and Analysis or Plan of Operation . .12

Item 3.  Controls and Procedures . . . . . . . . . . . . . . . . . . .20

PART II. OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . .22

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . .22

Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . . . .22

Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . .22

Item 4.  Submission of Matters to a Vote of Security Holders . . . . .22

Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . .22

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . .22

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .26

CERTIFICATIONS . . . . . . . . . . . . . . . . . . . . . . . . . . . .27


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

             ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES
                   Condensed Consolidated Balance Sheets

                                                March 31,      December 31,
                                                  2003             2002
                                               (unaudited)
                                               ------------    ------------
                                     ASSETS
Current assets:
  Cash and cash equivalents                   $   261,315      $   550,123
  Accounts receivable, trade, net of
   allowance of $150,000                        3,048,407        3,948,567
  Prepaid expenses and other assets               136,234          141,130
  Refundable federal income tax                   130,505          308,282
                                              -----------      -----------
       Total current assets                     3,576,461        4,948,102
Property and equipment, net                       170,334          210,727
Goodwill                                        7,973,681        7,973,681
                                              -----------      -----------
       Total assets                           $11,720,476      $13,132,510
                                              ===========      ===========

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable, bank and other                $ 1,239,651     $ 1,394,508
  Current portion of long-term debt                165,735         308,615
  Accounts payable, trade                        2,275,258       3,012,237
  Accounts payable, other                          423,445         484,221
  Accrued liabilities                            1,064,555         992,425
                                               -----------     -----------
       Total current liabilities                 5,168,644       6,192,006
Long-term debt - less current portion               63,085         940,993
Redeemable common stock put                        300,000              --
Shareholders' equity:
  Common stock-11,369,917 and 8,895,878 shares
   issued at March 31, 2003 and December 31,
    2002, respectively                             113,699          88,958
  Additional paid in capital                    13,988,275      13,084,069
  Treasury stock, 1,474,039 shares at cost        (334,607)             --
  Accumulated deficit                           (7,578,620)     (7,173,516)
                                               -----------     -----------
          Total shareholders' equity             6,188,747       5,999,511
                                               -----------     -----------
          Total liabilities and
           shareholders' equity                $11,720,476     $13,132,510
                                               ===========     ===========

See notes to condensed consolidated financial statements.

             ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES
               Condensed Consolidated Statements of Operations

                                              Three months ended March 31,
                                              -----------------------------
                                                   2003            2002
                                              -------------   -------------
                                                       (unaudited)
Net revenues                                   $  5,202,584   $   4,081,545
Cost of revenues                                  3,852,761       3,171,929
                                               ------------    ------------
     Gross profit                                 1,349,823         909,616
Selling, general and administrative expenses      1,700,473       1,000,170
                                               ------------    ------------
Loss from operations                               (350,650)        (90,554)
Interest and other income (expense)                 (54,454)          7,814
                                               ------------    ------------
Loss before income taxes                           (405,104)        (82,740)
Income taxes                                             --           2,088
                                               ------------    ------------
Loss before accounting change                      (405,104)        (84,828)
Cumulative effect of accounting change                   --      (1,204,058)
                                               ------------    ------------
Net loss                                       $   (405,104)   $ (1,288,886)
                                               ============    ============
Net loss per share - basic and diluted:
 Loss before accounting change                 $      (0.04)   $      (0.02)
 Cumulative effect of accounting change                  --           (0.26)
                                               ------------    ------------
 Net loss                                      $      (0.04)   $      (0.28)
                                               ============    ============

Weighted average number of shares
 Outstanding - basic and diluted                  9,362,545       4,586,005
                                               ============    ============











See notes to condensed consolidated financial statements.


            ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES
              Condensed Consolidated Statements of Cash Flows

                                              Three months ended March 31,
                                              -----------------------------
                                                   2003            2002
                                              -------------   -------------
                                                       (unaudited)
Operating activities:
   Net loss                                    $   (405,104)   $ (1,288,886)
   Noncash items in net loss:
     Cumulative effect of accounting change                       1,204,058
     Depreciation                                    38,150           8,332
     Amortization                                     2,887          10,753
   Changes in operating assets and liabilities:
     Accounts receivable                            900,160         245,744
     Prepaid and other current assets               182,673          (8,909)
     Accounts payable                              (797,755)       (333,593)
     Accrued liabilities                             72,130         (30,145)
                                               ------------    ------------
     Net cash used in operating activities           (6,859)       (192,646)
                                               ------------    ------------
Investing activities:
   Purchases of property and equipment                 (644)             --
                                               ------------    ------------
     Net cash used in investing activities             (644)             --
                                               ------------    ------------
Financing activities:
   Payment of dividends                                  --      (2,293,052)
   Payments on note payable, bank                  (200,000)             --
   Principal payments on other notes payable        (81,305)             --
                                               ------------    ------------
     Net cash used in financing activities         (281,305)     (2,293,052)
                                               ------------    ------------
Net decrease in cash and cash equivalents          (288,808)     (2,485,698)
Cash and cash equivalents, beginning of period      550,123       3,783,082
                                               ------------    ------------
Cash and cash equivalents, end of period        $   261,315     $ 1,297,384
                                               ============    ============








See notes to condensed consolidated financial statements.


            ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)

1.   Summary of Significant Accounting Policies:

     The interim financial data is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, cash flows, and the results of operations for the interim periods. The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results of operations expected for the year ending December 31, 2003.

     Certain prior year amounts have been reclassified to conform with current year classifications.

     The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's financial statements filed as part of the Company's Form 10-KSB for the fiscal year ended December 31, 2002. This quarterly report should be read in conjunction with the Form 10-KSB.

Recent Accounting Pronouncements

     In June 2002 the Financial Accounting Standards Board ("FASB") approved for issuance SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement is effective for fiscal years beginning after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on the Company's financial position or results of operations.

2.   Net Loss Per Share:

     Basic earnings (loss) per share is calculated by dividing net income
(loss) by the weighted average shares of common stock outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive shares outstanding. The anti-dilutive effects of all outstanding stock options for 1,885,100 shares were excluded from the calculation of the diluted loss per share at March 31, 2003.

3.   Segment Information and Significant Customers:

     For evaluation of profitability and allocation of assets and resources, the Company is divided into three operating segments by product areas: (i) advertising and marketing, which includes newspaper advertising; (ii) logistics, which includes the delivery of telephone directories and tracking, verification and transportation services; and (iii) technology, which includes enterprise application consulting services. Management evaluates the segments' profitability primarily based on their gross profits. Substantially all of the Company's revenues are generated in the United States.

     During the three months ended March 31, 2003, the advertising and marketing segment had one customer that accounted for a total of approximately 27% of the segment revenues, the logistics segment had one customer that accounted for a total of approximately 89% of the segment revenues, and the technology segment had two customers that accounted for a total of approximately 87% of the segment revenues.

     Segment analysis for the three months ended March 31, 2003 and 2002 is provided in the tables below.

                                                   2003           2002
                                                  ------         ------
Revenues:
Technology                                     $ 1,738,462    $        --
Advertising and marketing                        2,839,580      3,292,609
Logistics                                          624,542        788,936
                                               -----------    -----------
Total revenues                                 $ 5,202,584    $ 4,081,545
                                               ===========    ===========
Gross Profits:
Technology                                     $   590,902    $        --
Advertising and marketing                          434,087        571,905
Logistics                                          324,834        337,711
                                               -----------    -----------
Total gross profit                               1,349,823        909,616
Selling, general & administrative expenses       1,700,473      1,000,170
Interest and other income (expense)                (54,454)         7,814
                                               -----------    -----------
Loss before income taxes and
 accounting change                             $  (405,104)   $   (82,740)
                                               ===========    ===========
Gross Profit Percentages:
Technology                                          34.0%            --
Advertising and marketing                           15.3%          17.4%
Logistics                                           52.0%          42.8%
                                               -----------    -----------
Total Gross Profit                                  25.9%          22.3%
                                               ===========    ===========

     Accounts receivable and revenues from significant customers represent the following percentages of the Company's net accounts receivable and total revenues:

                                                    Revenues for the
                  Accounts Receivable at         Three Months Ended
                      March 31, 2003                  March 31, 2003
   Customer A                23%                            19%
   Customer B                14                             15
   Customer C                19                             11
   Customer D                --                             10

4.   Stock based compensation:

     On March 6, 2003, the Board of Directors of the Company increased the number of shares reserved and authorized for issuance under the 1995 Long-Term Incentive Stock Option Plan (the "Incentive Plan") from 1,500,000 to 3,000,000, subject to stockholder approval. This proposal was approved at the annual shareholder meeting on May 8, 2003.

     For all of the Company's stock based compensation plans as of March 31, 2003, options for 1,865,100 shares were outstanding. During the quarter ended March 31, 2003, options for 1,700,000 shares were granted and options for 5,000 shares expired. Included in the options granted for 1,700,000 shares were 330,100 subject to approval at the annual shareholder meeting. Shares of 1,169,900 remain reserved and available for future grants.

     The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plans. All options granted to date were granted with exercise prices not less than the fair market value of the Company's common stock on the date of grant. Therefore, no compensation expense for stock options has been recognized in any year. If compensation cost for the Company's stock based plans had been determined based on the fair value of the options at the grant dates, consistent with the method prescribed by SFAS No. 123, "Accounting for Stock Based Compensation", the Company's net loss and loss per share would have been adjusted to the pro forma amounts indicated in the following table:

                                                  Three months ended
                                                       March 31,
                                                   2003          2002
                                                ----------    ----------
     Net Loss
       As Reported                             $  (405,104)  $(1,288,886)
       Fair value based compensation expense           816           816
                                                ----------     ---------
       Pro Forma                               $  (405,920)  $(1,289,702)
                                                ==========     =========
     Loss Per Share - basic and diluted
       As Reported                                  ($0.04)       ($0.28)
       Pro Forma                                    ($0.04)       ($0.28)

5.   Change in Accounting for Goodwill Impairment and Amortization:

     In July 2001, the FASB issued SFAS No. 142 "Goodwill and Intangible Assets," which required the cessation of amortization of goodwill and "indefinite-lived" intangible assets, and impairment testing and potential loss recognition, at least annually, for goodwill and non-amortized intangible assets, effective for the Company as of January 1, 2002.

     In connection with the adoption of SFAS No. 142, the Company allocated goodwill to each of its reporting units and tested this goodwill for impairment as of January 1, 2002. The Company completed the testing during the second quarter ending June 30, 2002. As a result, a charge of $1,204,058 was recorded to goodwill assigned to the Logistics reporting unit. The remaining goodwill of $885,942 is assigned to the Advertising and Marketing reporting unit, as well as $7,087,739, related to the Hencie acquisition, assigned to the Technology reporting unit.

6.   Acquisition of Hencie, Inc.:

     On May 31, 2002, the Company entered into an Amended and Restated Agreement and Plan of Reorganization pursuant to which it acquired approximately 82% of the common stock of Hencie, Inc., a Delaware corporation ("Hencie"). Hencie is an information technology company offering Oracle software consulting, implementation, and support services for a broad range of clients and industry segments. The acquisition was approved at the annual shareholder meeting held July 23, 2002 and was effective August 1, 2002. In exchange for approximately 82% of Hencie's common shares, the Company issued 3,982,323 common shares utilizing an exchange ratio of 1 share of its common stock for 3.563 shares of Hencie common stock. The business of Hencie added a third operating segment to the Company's services. Costs directly related to this acquisition of $212,283 are included in the total acquisition price.

     The estimated fair value of the common shares issued by the Company in connection with this acquisition was approximately $2.5 million ($.646 per share), and Hencie's net liabilities assumed by the Company were approximately $4.3 million, which resulted in goodwill and other intangible assets of approximately $7 million. The Company plans to complete its annual impairment test of the goodwill related to Hencie as of September 30, 2003.

      The unaudited pro forma combined historical results, as if Hencie had been acquired and the related common shares had been issued at the beginning of 2002, are provided as follows:

                                        Three months ended March 31,
                                             2003           2002
                                        -------------  -------------
                                                (unaudited)
Revenues                                 $ 5,202,584    $ 6,526,636
Loss from continuing operations **          (405,104)      (502,049)
Net loss **                              $  (405,104)   $  (502,049)

Basic and diluted loss per share         $     (0.04)   $     (0.06)

**The 2002 period excludes a charge for the cumulative effect of accounting change of $1,204,058.

     The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of 2002, nor are they necessarily indicative of future consolidated results.

7.   Drawbridge Note Payable Settlement:

     Effective as of January 1, 2003, the Company's CEO contributed 1,474,309 common shares outstanding to the Company. This capital contribution was accounted for as treasury stock, at the estimated fair value of the shares, and additional paid in capital of $334,607.

     On February 14, 2003 the Company granted options to the CEO to purchase 1,700,000 common shares at $0.50 per share. On February 18, 2003, the Company entered into the Release Agreement by and among the Company, Hencie, Inc., Hencie Consulting Services, Inc., K2VC LTD., Adil Khan (CEO), Drawbridge Investment Partners, LLC, and certain directors and stockholders of the Company. The agreement provided for settlement of the Drawbridge note payable and accrued interest, $991,734 and $22,606, respectively, for a cash payment of $120,000, issuance of 2,474,039 shares of the Company's Common Stock, registration rights for such shares, and a contingent obligation for the Company to repurchase $100,000 of the Company's common stock, at a minimum price of $0.50 per share, from Drawbridge annually for three years beginning February 18, 2004 ("redeemable common stock put"). Management estimates the total cash and fair value of the equity consideration given as follows:

     Common stock issued                 $  577,245
     Common stock options granted           153,295
     Redeemable common stock put            163,800
     Cash                                   120,000
                                         ----------
                                         $1,014,340
                                         ==========

     The total maximum cash redemption requirement of the redeemable common stock put of $300,000 is classified in the balance sheet as temporary equity at March 31, 2003. This obligation may decrease, contingent on, among other things, the remaining number of the Company's common shares held by Drawbridge at the redemption dates in February 2004, 2005 and 2006.

8.   Financing and Debt:

     The Company has financing agreements for its subsidiaries. National Home Delivery, Inc., an Illinois corporation and a wholly owned subsidiary of the Company, amended its existing financing agreements with Fifth Third Bank (the "NHD Credit Facility") on April 29, 2003 to extend the maturity date under the NHD Credit Facility from May 1, 2003 to May 1, 2004. The NHD Credit Facility provides for borrowings up to $1,000,000. Borrowings under the NHD Credit Facility accrue interest at Fifth Third's prime rate (4.25% as of April 21, 2003) plus 100 basis points. Available borrowings under the NHD Credit Facility are subject to conditions and restrictions, including, without limitation, eligible accounts receivable restrictions and other restrictive financial covenants and performance ratios applicable to National Home Delivery. The NHD Credit Facility is secured by substantially all of the assets of Alternate Marketing Networks, Inc. and National Home Delivery, Inc. As of March 31, 2003, borrowings of $700,000 were outstanding under the prior agreement. As of April 30, 2003, borrowings of approximately $700,000 were outstanding and credit in the amount of approximately $300,000 was available under the NHD Credit Facility.

     Alternate Postal Direct, Inc., a Michigan corporation and a wholly owned subsidiary of the Company, entered into a new financing agreement with Accord Financial, Inc., (the "APD Credit Facility") on April 30, 2003 to replace the financing agreements between Alternate Postal Direct, Inc. and Fifth Third that expired on May 1, 2003. The APD Credit Facility provides for the sale of accounts receivable by Alternate Postal to Accord at a 1.5% discount and aggregate advances up to $750,000. Advances under the APD Credit Facility accrue interest at the prime commercial rate of interest established from day to day by Bank of America, Inc. for short term unsecured loans to substantial borrowers. Sales of accounts receivable and advances under the APD Credit Facility are subject to conditions and restrictions, including, without limitation, accounts receivable eligibility restrictions, and accounts receivable verification and approval. The APD Credit Facility is secured by substantially all of the assets of Alternate Postal Direct, Inc. As of March 31, 2003, advances of $225,000 were outstanding under the prior agreement.
As of April 30, 2003, no advances were outstanding, and advances of approximately $170,000 were available under the APD Credit Facility.

     Hencie Consulting Services, Inc., a Delaware corporation and an indirect majority owned subsidiary of the Company, amended its existing financing agreement with Accord Financial, Inc., (the "HCS Credit Facility") on April 29, 2003. The HCS Credit Facility provides for the sale of accounts receivable by Hencie Consulting to Accord at a 1.5% discount and aggregate advances up to $750,000. Advances under the HCS Credit Facility accrue interest at the prime commercial rate of interest established from day to day by Bank of America, Inc. for short term unsecured loans to substantial borrowers. Sales of accounts receivable and advances under the HCS Credit Facility are subject to conditions and restrictions including, without limitation, accounts receivable eligibility restrictions, and accounts receivable verification and approval. The HCS Credit Facility is secured by substantially all of the assets of Hencie Consulting. As of March 31, 2003, advances of $314,651 were outstanding under the prior agreement. As of April 30, 2003, advances in the amount of approximately $174,000 were outstanding and advances of approximately $173,000 were available under the HCS Credit Facility.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

                CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act, including, without limitation, in the discussions under the captions "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this report. Any and all statements contained in this report that are not statements of historical fact may be deemed forward-looking statements.
Terms such as may, might, will, would, should, could, project, estimate, pro forma, predict, potential, strategy, anticipate, attempt, develop, plan, help, believe, continue, intend, expect, future, and similar terms and terms of similar import (including the negative of any of the foregoing) may be intended to identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Forward-looking statements in this report may include, without limitation, statements regarding (i) a projection of revenues, income (including income/loss), earnings (including earnings/loss) per share, capital expenditures, dividends, capital structure, or other financial items, (ii) the plans and objectives of management for future operations, including plans or objectives relating to our products or services, (iii) future economic performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the Commission, or (iv) the assumptions underlying or relating to any statement described in subparagraphs (i), (ii), or (iii).

     The forward-looking statements are not meant to predict or guarantee actual results, performance, events, or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates, and assumptions and are subject to a number of risks and uncertainties and other influences, many of which we have no control over. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the inaccuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation, inability to obtain adequate financing, insufficient cash flows and resulting illiquidity, dependence upon software vendors or significant customers, inability to expand our business, lack of diversification, sales volatility or seasonality, increased competition, changing customer preferences, results of arbitration and litigation, stock volatility and illiquidity, failure to successfully reorient the Company as a technology/marketing services company, failure to implement the Company's business plans or strategies, failure to attract acquisition targets, or ineffectiveness of the marketing program to develop and capitalize on strategic alliances. A description of some of the risks and uncertainties that could cause actual results to differ materially from those described by the forward-looking statements in this report appears under the caption "Risk Factors" in our most recently filed Form 10-KSB. Because of the risks and uncertainties related to these factors and the forward-looking statements, readers of this report are cautioned not to place undue reliance on the forward-looking statements. The Company disclaims any obligation to update these forward-looking statements or to announce publicly the results of any revisions to any of the forward-looking statements contained in this report to reflect any new information or future events or circumstances or otherwise.

     Readers should read this report and the following discussion and analysis in conjunction with the discussion under the caption "Risk Factors" in the most recently filed Form 10-KSB, the Condensed Consolidated Financial Statements and the related notes thereto included in Item 1 of Part I of this report, and other documents filed by Alternate Marketing from time to time with the Commission.

Overview

     The Company is a business services company serving Fortune 500 and middle market companies, through three complementary lines of business services: software implementation and support services; logistics process management; and advertising and marketing process management. Services are provided throughout the United States to clients such as General Motors, Verizon, Raytheon, and Lone Star Steel.

Our Services

Technology

     The technology segment provides software consulting, implementation, and support services related to Oracle Corporation's suite of enterprise business applications to help its customers improve their business performance by applying direct industry experience, expertise in Oracle technology, and in-depth knowledge of business processes to create mission-critical business solutions for these companies. As an Oracle-certified service provider, this segment also provides enterprise resource planning, supply chain management, customer relationship management, application integration, and enterprise portal solutions. Customers of the technology segment include companies in the manufacturing, energy, and distribution industries. A majority of these customers are middle market companies with annual revenues greater than $100 million. The technology segment generates a majority of its revenue on an hourly fee basis in connection with the implementation of Oracle software applications. The balance of its revenues are derived from providing pre-implementation consulting services and post-implementation support services. Revenues are recognized as services are performed, primarily on a time and materials basis.

Logistics

     The logistics segment delivers and tracks and verifies the delivery of various products, including telephone directories, and provides brokered transportation of various goods for national and regional companies. This segment's internet-based itrackdirectoriesSM system allows it to electronically monitor and update its customers on the delivery status of their products. Customers of the logistics segment include companies in the telecommunications, publishing, and packaged goods industries. Logistics segment revenues are recognized primarily as distribution services and verification services are completed.

Advertising and Marketing

The advertising and marketing segment forms newspaper advertising networks and sells and places print advertising and advertising inserts in suburban newspapers for national advertisers. This segment has been placing advertising in suburban newspapers for over 30 years, and has long-term relationships with its customers as well as the newspapers in which the advertising is placed. Customers of this segment are able to choose from approximately 1,100 newspapers in over 50 markets nationwide and may focus advertising on specific regions and demographic segments. This segment handles all of the customary back room advertising functions ensuring that the ads run correctly and provides customers with a "one-order one-bill" service. Customers in the advertising and marketing segment include companies in the telecommunications, automotive, travel, and hospitality industries. Revenues for this segment are recognized primarily as the print advertising and advertising inserts are distributed with the newspapers.

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

     There have been no significant changes to the critical accounting policies, estimates and judgments disclosed in the Company's Form 10-KSB for the year ended December 31, 2002.

Results of Operations for the Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002.

Summary financial data is provided in the table below:

                                    Three months ended March 31,
                                    2003                  2002
                              ----------------      ----------------
                                Amount      %         Amount      %
  Net revenues                $5,202,584 100%       $4,081,545 100%
  Cost of revenues             3,852,761  74%        3,171,929  78%
                              ----------            ----------
  Gross profit                 1,349,823  26%          909,616  22%
  S,G,& A expenses             1,700,473  33%        1,000,170  24%
                              ----------            ----------
  Operating loss                (350,650) (7%)         (90,554) (2%)
  Interest income/(expense)      (54,454) (1%)           7,814   0%
                              ----------            ----------
  Net loss before taxes and
   accounting change            (405,104) (8%)         (82,740) (2%)
                              ==========            ==========

     Net revenues for the three months ended March 31, 2003 and 2002, were as follows:

                                    Three months ended March 31,
                                    2003                  2002
                              ----------------      ----------------
                                Amount      %         Amount      %
 Technology                   $1,738,462   33%      $       --   --
 Advertising and Marketing     2,839,580   55%       3,292,609   81%
 Logistics                       624,542   12%         788,936   19%
                              ----------  ----      ----------  ----
 Total net revenues           $5,202,584  100%      $4,081,545  100%
                              ==========  ====      ==========  ====

     Total net revenues increased $1,121,039 (27%) from $4,081,545 for the three months ended March 31, 2002 to $5,202,584 for the three months ended March 31, 2003. The technology segment accounted for net revenues of $1,738,462 during the first quarter of fiscal 2003. This segment was added with the acquisition of Hencie, Inc. effective August 1, 2002. The combined net revenues of the advertising and marketing and logistics segments decreased $617,423 (15%) from $4,081,545 for the three months ended March 31, 2002 to $3,464,122 for the three months ended March 31, 2003. Net revenues of the logistics segment decreased $164,394 (21%) for the three months ended March 31, 2003 compared to the comparable period of 2002 primarily due to reduced sales of transportation logistics services. Revenues from the advertising and marketing segment decreased $453,029 (14%) due to changes in the customer base of this segment, including the loss of higher volume customers. Pricing in the advertising and marketing and logistics segments remained constant.

     Cost of revenues by segment and percentage of total cost of revenues for the three months ended March 31, 2003 and 2002 were as follows:

                                 Three months ended March 31,
                                   2003                 2002
                            ------------------    ------------------
                                Amount      %         Amount      %
 Technology                   $1,147,560   30%      $       --   --
 Advertising and Marketing     2,405,493   62%       2,720,704   86%
 Logistics                       299,708    8%         451,225   14%
                              ----------  ----      ----------  ----
 Total cost of revenues       $3,852,761  100%      $3,171,929  100%
                              ==========  ====      ==========  ====

     Cost of revenues increased $680,832 (21%) for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. This increase was attributable to the increase in net revenues from the recently acquired technology segment. The combined cost of revenues of the advertising and marketing and logistics segments decreased $466,728 (15%) due primarily to lower revenues.

     Gross profit per segment and percentage of total gross profit for the three months ended March 31, 2003 and 2002 were as follows:

                                 Three months ended March 31,
                                  2003                 2002
                            -----------------     -----------------
                                Amount     %          Amount     %
 Technology                     590,902   44%              --   --
 Advertising and Marketing   $  434,087   32%      $  571,905   63%
 Logistics                      324,834   24%         337,711   37%
                             ----------  ----      ----------  ----
 Total gross profit          $1,349,823  100%      $  909,616  100%
                             ==========  ====      ==========  ====

Gross Profit Percentages by Segment:

                                         2003           2002
                                       -------        -------
 Technology                              34.0%            --
 Advertising and marketing               15.3%          17.4%
 Logistics marketing                     52.0%          42.8%
                                       -------        -------
 Total Gross Profit                      25.9%          22.3%
                                       =======        =======

     Gross profit increased $440,207 (48%) for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. This increase was attributable to the acquisition of the technology segment. Total gross profit of the other segments decreased $150,695. The logistics segment recognized an increase in gross margin of 9.2% from 42.8% for the three months ended March 31, 2002 to 52.0% for the three months ended March 31, 2003, while the gross margin in the advertising and marketing segment decreased 2.1% from 17.4% for the three months ended March 31, 2002 to 15.3% for the three months ended March 31, 2003.

     Selling, general, and administrative expenses increased $700,303 (70%) for the three months ended March 31, 2003 to $1,700,473 from $1,000,170 for the three months ended March 31, 2002. This increase was primarily due to the acquisition of the technology segment and the resulting increased number of employees, as well as related overhead expenses. In addition, the Company incurred increased expenses in legal and professional services, primarily due to increases associated with public company reporting.

     As a result of the foregoing, losses from operations increased $260,096 for the three months ended March 31, 2003 to ($350,650) from ($90,554) for the three months ended March 31, 2002.

     Interest income for the three months ended March 31, 2003 and 2002 was $657 and $7,814, respectively. Interest expense for the three months ended March 31, 2003 and 2002 was $55,111 and $0, respectively. The reduction in interest income, net of interest expense was due to the decrease in cash available for investing as well as interest expense attributable to borrowings in 2003 not present in 2002.

     As of January 1, 2002 the Company adopted SFAS No. 142, allocated goodwill of $2,004,447 to each of its reporting units, and tested this goodwill for impairment. The Company completed the testing during the second quarter ending June 30, 2002. As a result, a charge of $1,204,058 was recorded for the goodwill assigned to the logistics reporting unit as a cumulative effect of accounting change.

     Pro forma Results of Operations

     The unaudited pro forma combined historical results, as if Hencie had been acquired at the beginning of 2002, are provided as follows:

                                        Three months ended March 31,
                                             2003           2002
                                        -------------  -------------
                                                (unaudited)
Revenues                                 $ 5,202,584    $ 6,526,636
Loss from continuing operations **          (405,104)      (502,049)
Net loss **                              $  (405,104)   $  (502,049)

Basic and diluted loss per share         $     (0.04)   $     (0.06)

**The 2002 period excludes a charge for the cumulative effect of accounting change of $1,204,058.

     The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of 2002, nor are they necessarily indicative of future consolidated results.

     The pro forma revenues included above from the Hencie acquisition were $2,445,091 for the three months ended March 31, 2002 compared to the current revenues of $1,738,462 included in the period ended March 31, 2003. This decrease of $706,629 (41%) was largely attributable to an overall spending decrease for capital expenditures by companies, which purchase the enterprise software applications which Hencie implements. The gross margin declined as the existing customers negotiated discounts on certain contract extensions to expand the scope of work on current projects.

     Quarterly Fluctuations and Seasonality

     Although the logistics segment and the advertising and marketing segment experience some seasonality in operations corresponding with holiday advertising, such variations have not been material to the overall results of operations of the Company. Revenues from the delivery of telephone directories also fluctuate quarterly with the contractual delivery schedules of customers, and vary during the course of the year.

     Revenues and operating results from the technology segment have fluctuated significantly in the past. The Oracle Implementations services category of the technology segment historically has experienced greater revenues during the first and second quarters, and significantly lower revenues in the third and fourth quarters. Accordingly, although a comparison of any given fiscal quarter to the same fiscal quarter of a previous year may be meaningful, other period-to-period comparisons, including comparisons of fiscal quarters in the same fiscal year, of the operating results of the technology segment may not be meaningful.

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

Liquidity and Capital Resources

     The Company has historically funded its operations and working capital needs from operating cash flows and borrowings. During the three months ended March 31, 2003, cash decreased $288,808. This decrease was primarily attributable to debt service payments on our existing lines of credit during this period. Net cash used in financing activities was $281,305 for the three months ended March 31, 2003 and included debt service payments of $200,000 on our existing lines of credit. Net cash used in operating activities was $6,859 for the three months ended March 31, 2003. The Company used working capital to fund operating losses during this period.

     The Company currently funds its operations and working capital needs from operating cash flows and borrowings under financing agreements between its subsidiaries and lenders. As of May 8, 2003, the Company is in compliance with all of these financing agreements.

     National Home Delivery, Inc., an Illinois corporation and a wholly owned subsidiary of the Company, amended its existing financing agreements with Fifth Third Bank (the "NHD Credit Facility") on April 29, 2003 to extend the maturity date under the NHD Credit Facility from May 1, 2003 to May 1, 2004. The NHD Credit Facility provides for borrowings up to $1,000,000. Borrowings under the NHD Credit Facility accrue interest at Fifth Third's prime rate (4.25% as of April 21, 2003) plus 100 basis points. Available borrowings under the NHD Credit Facility are subject to conditions and restrictions, including, without limitation, eligible accounts receivable restrictions and other restrictive financial covenants and performance ratios applicable to National Home Delivery. The NHD Credit Facility is secured by substantially all of the assets of Alternate Marketing Networks, Inc. and National Home Delivery, Inc. As of April 30, 2003, borrowings in the amount of approximately $700,000 were outstanding and credit in the amount of approximately $300,000 was available under the NHD Credit Facility.

     Alternate Postal Direct, Inc. ("APD"), a Michigan corporation and a wholly owned subsidiary of the Company, entered into a new financing agreement with Accord Financial, Inc., (the "APD Credit Facility") on April 30, 2003 to replace the financing agreements between APD and Fifth Third Bank that expired on May 1, 2003. The APD Credit Facility provides for the sale of accounts receivable by APD to Accord at a 1.5% discount and aggregate advances up to $750,000. Advances under the APD Credit Facility accrue interest at the prime commercial rate of interest established from day to day by Bank of America, Inc. for short term unsecured loans to substantial borrowers. Sales of accounts receivable and advances under the APD Credit Facility are subject to conditions and restrictions, including, without limitation, accounts receivable eligibility restrictions, and accounts receivable verification and approval. The APD Credit Facility is secured by substantially all of the assets of APD. As of April 30, 2003, no advances were outstanding, and advances in the amount of approximately $170,000 were available under the APD Credit Facility.

     Hencie Consulting amended its existing financing agreement with Accord (the "HCS Credit Facility") on April 29, 2003. The HCS Credit Facility provides for the sale of accounts receivable by Hencie Consulting to Accord at a 1.5% discount and aggregate advances up to $750,000. Advances under the HCS Credit Facility accrue interest at the prime commercial rate of interest established from day to day by Bank of America, Inc. for short term unsecured loans to substantial borrowers. Sales of accounts receivable and advances under the HCS Credit Facility are subject to conditions and restrictions, including, without limitation, accounts receivable eligibility restrictions, and accounts receivable verification and approval. The HCS Credit Facility is secured by substantially all of the assets of Hencie Consulting. As of April 30, 2003, advances in the amount of approximately $174,000 were outstanding and advances in the amount of approximately $173,000 were available under the HCS Credit Facility.

     On February 18, 2003, the Company entered into an agreement regarding settlement of approximately $1 million of liabilities owed by Hencie to Drawbridge. The agreement provided for a cash payment of $120,000, issuance of 2,474,039 shares of common stock by the Company to Drawbridge, registration rights for the shares, and an obligation for the Company to repurchase $100,000 of the shares, at a minimum of $0.50 per share, from Drawbridge annually for three years beginning February 18, 2004.

     The Company believes that its existing financing arrangements and estimated operating cash flows will be sufficient to fund its operations and working capital needs for at least the next 12 months. There can be no assurance, however, that a failure to comply with the provisions of our existing financing arrangements, changes in operating plans, the acceleration or modification of expansion plans, lower than anticipated revenues, increased expenses, potential acquisitions, or other events will not cause the Company to seek additional financing sooner than anticipated, prevent the Company from achieving the goals of its expansion strategy, force the closure of unprofitable segments or portions of these segments, or prevent the Company from operating profitably. In addition, there can be no assurance that any additional financing, if needed, will be available on terms acceptable to the Company or at all.

     There have been no significant changes to the cash obligations table as presented in the Company's Form 10-KSB for the year ending December 31, 2002, except for the notes payable to bank. One note has been renewed for $1,000,000 and matures May 1, 2004. The balance outstanding as of March 31, 2003 was $700,000. The other note was paid in full on April 30, 2003, and was not renewed.

Outlook for the Future

     The Company will continue with its expansion plans for the technology segment through the Fulcrum Strategy as described in the Company's Form 10-KSB for the year ending December 31, 2002. As part of the Fulcrum Strategy, the Company expects to offer new enterprise resource services, such as Sarbanes-Oxley processes, to customers who have existing enterprise applications to add new functionality to their systems. In addition, the Company intends to offer lower cost maintenance, support and outsourcing services as businesses are seeking to reduce their technology costs. In order to maintain its margins and offer the reduced costs, the Company plans to enter into an alliance with an offshore IT service provider of low cost, highly qualified professionals in countries such as India.

     The Company continues to seek the right opportunity to acquire other enterprise software service providers to augment the services currently offered which will enable the Company to meet the "technology life cycle" needs of its clients and expand its service offerings, territory, and industry expertise.

Item 3.  Controls and Procedures.

     (a)  Evaluation of Disclosure Controls and Procedures.

     The Company maintains disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15d-14(c) of the Exchange Act) designed to ensure that information required to be disclosed in the reports of the Company filed under the Exchange Act is recorded, processed, summarized, and reported within the required time periods. The Company's Chief Executive Officer and Chief Financial Officer have concluded, based upon their evaluation of these disclosure controls and procedures as of a date within 90 days of the filing date of this report, that, as of the date of their evaluation, these disclosure controls and procedures were effective at ensuring that the required information will be disclosed on a timely basis in the reports of the Company filed under the Exchange Act.

     (b)  Changes in Internal Controls.

     The Company maintains a system of internal controls that is designed to provide reasonable assurance that the books and records of the Company accurately reflect the Company's transactions and that the established policies and procedures of the Company are followed. There were no significant changes to the internal controls of the Company or in other factors that could significantly affect such internal controls subsequent to the date of the evaluation of such internal controls by the Chief Executive Officer and the Chief Financial Officer, including any corrective actions with regard to significant deficiencies and material weaknesses.


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

     There have been no material developments in the legal proceedings previously disclosed in the Company's filings with the Commission. No new material legal proceedings were initiated during the three months ended March 31, 2003.

Item 2.  Changes in Securities.

     	The Company issued the following equity securities during the three months ended March 31, 2003, without registering such securities under the Securities Act:

	On February 18, 2003, the Company issued 2,474,039 shares of its common stock to Drawbridge Investment Partners, LLC pursuant to that certain Release Agreement dated February 18, 2003, among the Company, Hencie, Hencie Consulting, K2 VC LTD., Adil Khan, Drawbridge, and certain directors and stockholders of the Company. The Company claimed exemption from registration under Section 4(2) and Rule 506 of Regulation D of the Securities Act in reliance upon the fact that the transaction did not involve a public offering and the purchaser of the stock at such time was an accredited investor.

Item 3.  Defaults Upon Senior Securities.

     None

Item 4.  Submission of Matters to a Vote of Security Holders.

     None

Item 5. Other Information.

	None

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

Exhibit No.  Description of Exhibit
  2.1 Acquisition Agreement dated March 29, 1996 between Alternate Marketing and National Home Delivery, Inc. (incorporated by reference from Form 8-K of Alternate Marketing dated April 11, 1996)

2.2	        Asset Purchase Agreement dated February 17, 2000 between
             Alternate Marketing, Kevin Powers, and Total Logistics, Inc. (incorporated by reference from Form 8-K of Alternate Marketing dated March 1, 2000)

2.3	        Consulting Agreement dated February 17, 2000 between Alternate
             Marketing, Kevin Powers, and Total Logistics, Inc.
             (incorporated by reference from Form 8-K of Alternate Marketing dated March 1, 2000)

  2.4        Amended and Restated Agreement and Plan of Reorganization dated
               May 31, 2002 among Alternate Marketing Networks, Inc., a Michigan corporation, Alternate Marketing Networks, Inc., a Delaware corporation, ALTM Combination Co., a Delaware corporation, Hencie, Inc., a Delaware corporation, Adil Khan, and certain stockholders of Hencie, Inc. (incorporated by reference from Appendix A to the Definitive Proxy Statement of Alternate Marketing dated July 23, 2002 and filed June 16, 2002 by Alternate Marketing with the Commission)

  3.1        Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 4.1 to the Form 8-K of Alternate Marketing dated August 1, 2002 and filed August 14, 2002 by Alternate Marketing with the Commission)

  3.2        Amended and Restated Bylaws (incorporated by reference from
               Exhibit 4.2 to the Form 8-K of Alternate Marketing dated
               August 1, 2002 and filed August 14, 2002 by Alternate Marketing with the Commission)

  4.1        1995 Long-Term Incentive and Stock Option Plan (incorporated by reference from the Registration Statement on Form SB-2; Commission File No. 33-95332C)

  4.2        1995 Outside Directors and Advisors Stock Option Plan
               (incorporated by reference from the Registration Statement on Form SB-2; Commission File No. 33-95332C)

4.3	        Form of Registration Rights Agreement between Alternate Marketing and certain noteholders of Alternate Marketing (incorporated by reference from the Registration Statement on Form SB-2;
             Commission File No. 33-95332C)

  10.1       Form of Distribution Services Contract by and between Alternate
               Marketing and GTE Directories Distribution Corporation, Bell Atlantic Yellow Pages Company, and Bell Atlantic Directory Services, Inc. (incorporated by reference from the Form 10-QSB for the quarterly period ended September 30, 2002 filed November 19, 2003 with the Commission)

  10.2       Form of Consulting Services Master Agreement by and between
               Hencie and customers of the technology segment (incorporated by reference from the Form 10-QSB for the quarterly period ended September 30, 2002 filed November 19, 2003 with the Commission)

  10.3       Employment Agreement dated July 21, 1995 between the
               Company and Phillip D. Miller (incorporated by reference from the Registration Statement on Form SB-2; Commission File No. 33-95332C)

10.4       Addendum to Employment Agreement dated July 21, 1995 between
               Alternate Marketing and Phillip D. Miller dated January 1, 2000 (incorporated by reference from the Form 10-KSB of the Company for the fiscal year ended December 31, 1999 filed
               March 30, 2000 by Alternate Marketing with the Commission)

10.5       Second Addendum dated to Employment Agreement dated July 21,
               1995 between Alternate Marketing and Phillip D. Miller (incorporated by reference from Exhibit 99.2 to the Form 8-K of Alternate Marketing dated August 1, 2002 and filed August 14, 2002 by Alternate Marketing with the Commission)

10.6       Employment Agreement dated July 1, 2001 between Alternate
             Marketing and Sandra J. Smith (incorporated by reference from the Form 10-KSB of Alternate Marketing for the fiscal year ended December 31, 2001 filed March 28, 2002 by Alternate Marketing with the Commission)

  10.7       Addendum dated to Employment Agreement dated July 1, 2001
               between Alternate Marketing and Sandra J. Smith (incorporated by reference from Exhibit 99.2 to the Form 8-K of Alternate Marketing dated August 1, 2002 and filed August 14, 2002 by Alternate Marketing with the Commission)

10.8       Employment Agreement dated August 1, 2002 between Alternate
             Marketing and Adil Khan (incorporated by reference from Exhibit
             99.1 to the Form 8-K of Alternate Marketing dated August 1, 2002 and filed August 14, 2002 by Alternate Marketing with the Commission)

  10.9       Loan Agreement (incorporated by reference from the Form 10-KSB of Alternate Marketing for the fiscal year ended December 31, 2001 filed March 28, 2002 by Alternate Marketing with the Commission)

10.10      First Amendment to Loan Agreement dated April 29, 2003 among
             National Home Delivery, Inc., Alternate Postal Direct, Inc., and Fifth Third Bank (incorporated by reference from the Form SB-2 filed May 7, 2003 with the Commission)

10.11      Amended and Restated Revolving Loan Note dated April 29, 2003 between National Home Delivery, Inc. and Fifth Third Bank (incorporated by reference from the Form SB-2 filed May 7, 2003 with the Commission)

  10.12      Times Mirror Stock Purchase Agreement (incorporated by reference from the Form 10-QSB of Alternate Marketing for the quarterly period ended September 30, 1999)

10.13      Contribution Agreement dated January 1, 2003 between Alternate
             Marketing, K2 VC LTD., a Texas limited partnership
             (incorporated by reference from Exhibit 99.1 to the Form 8-K of Alternate Marketing dated and filed February 20, 2003 by Alternate Marketing with the Commission)

10.14      Mutual Release Agreement dated February 18, 2003 between
             Alternate Marketing, K2 VC LTD., a Texas limited partnership (incorporated by reference from Exhibit 99.2 to the Form 8-K of Alternate Marketing dated and filed February 20, 2003 by Alternate Marketing with the Commission)

  10.15      Non-Qualified Stock Option Agreement dated February 18, 2003 between Alternate Marketing and Adil Khan (incorporated by reference from Exhibit 99.3 to the Form 8-K of Alternate Marketing dated and filed February 20, 2003 by Alternate Marketing with the Commission)

10.16      Release Agreement dated February 18, 2003 between Alternate
             Marketing, Hencie, Inc., Hencie Consulting Services, Inc.,
             K2 VC LTD., Adil Khan, Drawbridge Investment Partners, LLC, and certain directors and stockholders of Alternate Marketing (incorporated by reference from Exhibit 99.4 to the Form 8-K of Alternate Marketing dated and filed February 20, 2003 by Alternate Marketing with the Commission)

10.17      Factoring Agreement dated April 9, 1997 between Hencie Consulting
             Services, Inc. and Richards Capital Corporation (filed herewith)

10.18      Addendum to Master Purchase and Sale Agreement dated April 29,
             2003 between Hencie Consulting Services, Inc. and Accord Financial, Inc. (incorporated by reference from the Form SB-2 filed May 7, 2003 with the Commission)

10.19      Master Purchase and Sale Agreement dated April 30 ,2003
               between Alternate Postal Direct, Inc. and Accord
             Financial, Inc. (incorporated by reference from the Form SB-2 filed May 7, 2003 with the Commission)

10.20      Addendum to Master Purchase and Sale Agreement dated April 30,
             2003 between Alternate Postal Direct, Inc. and Accord Financial, Inc. (incorporated by reference from the Form SB-2 filed May 7, 2003 with the Commission)

99.1	Section 906 Certification of Chief Executive Officer (filed
             herewith)

99.2	Section 906 Certification of Chief Financial Officer (filed
             herewith)

     (b)	Reports on Form 8-K.

The following reports on Form 8-K were filed during the quarter for which this report is filed:
      Form 8-K (Items 7 and 9) dated February 20, 2003


                               SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ALTERNATE MARKETING NETWORKS, INC.


Date: May 14, 2003                By:  /s/ Adil Khan
                                  Name:  Adil Khan
                                  Title: Chief Executive Officer

Date: May 14, 2003                By:  /s/Sandra J. Smith
                                  Name:  Sandra J. Smith
                                  Title: Chief Financial Officer


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

     Date: May 14, 2003            By:  /s/ Adil Khan
                                   Name:  Adil Khan
                                   Title: Chief Executive Officer


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


     Date: May 14, 2003            By:  /s/Sandra J. Smith
                                   Name:  Sandra J. Smith
                                   Title: Chief Financial Officer


INDEX OF EXHIBITS

Exhibit No.  Description of Exhibit

  2.1 Acquisition Agreement dated March 29, 1996 between Alternate Marketing and National Home Delivery, Inc. (incorporated by reference from Form 8-K of Alternate Marketing dated April 11, 1996)

2.4	        Asset Purchase Agreement dated February 17, 2000 between
             Alternate Marketing, Kevin Powers, and Total Logistics, Inc. (incorporated by reference from Form 8-K of Alternate Marketing dated March 1, 2000)

2.5	        Consulting Agreement dated February 17, 2000 between Alternate
             Marketing, Kevin Powers, and Total Logistics, Inc.
             (incorporated by reference from Form 8-K of Alternate Marketing dated March 1, 2000)

  2.4        Amended and Restated Agreement and Plan of Reorganization dated
               May 31, 2002 among Alternate Marketing Networks, Inc., a Michigan corporation, Alternate Marketing Networks, Inc., a Delaware corporation, ALTM Combination Co., a Delaware corporation, Hencie, Inc., a Delaware corporation, Adil Khan, and certain stockholders of Hencie, Inc. (incorporated by reference from Appendix A to the Definitive Proxy Statement of Alternate Marketing dated July 23, 2002 and filed June 16, 2002 by Alternate Marketing with the Commission)

  3.1        Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 4.1 to the Form 8-K of Alternate Marketing dated August 1, 2002 and filed August 14, 2002 by Alternate Marketing with the Commission)

  3.2        Amended and Restated Bylaws (incorporated by reference from
               Exhibit 4.2 to the Form 8-K of Alternate Marketing dated
               August 1, 2002 and filed August 14, 2002 by Alternate Marketing with the Commission)

  4.1        1995 Long-Term Incentive and Stock Option Plan (incorporated by reference from the Registration Statement on Form SB-2; Commission File No. 33-95332C)

  4.2        1995 Outside Directors and Advisors Stock Option Plan
               (incorporated by reference from the Registration Statement on Form SB-2; Commission File No. 33-95332C)

4.4	        Form of Registration Rights Agreement between Alternate Marketing and certain noteholders of Alternate Marketing (incorporated by reference from the Registration Statement on Form SB-2;
             Commission File No. 33-95332C)

  10.1       Form of Distribution Services Contract by and between Alternate
               Marketing and GTE Directories Distribution Corporation, Bell Atlantic Yellow Pages Company, and Bell Atlantic Directory Services, Inc. (incorporated by reference from the Form 10-QSB for the quarterly period ended September 30, 2002 filed November 19, 2003 with the Commission)

  10.2       Form of Consulting Services Master Agreement by and between
               Hencie and customers of the technology segment (incorporated by reference from the Form 10-QSB for the quarterly period ended September 30, 2002 filed November 19, 2003 with the Commission)

  10.3       Employment Agreement dated July 21, 1995 between the
               Company and Phillip D. Miller (incorporated by reference from the Registration Statement on Form SB-2; Commission File No. 33-95332C)

10.4       Addendum to Employment Agreement dated July 21, 1995 between
               Alternate Marketing and Phillip D. Miller dated January 1, 2000 (incorporated by reference from the Form 10-KSB of the Company for the fiscal year ended December 31, 1999 filed
               March 30, 2000 by Alternate Marketing with the Commission)

10.5       Second Addendum dated to Employment Agreement dated July 21,
               1995 between Alternate Marketing and Phillip D. Miller (incorporated by reference from Exhibit 99.2 to the Form 8-K of Alternate Marketing dated August 1, 2002 and filed August 14, 2002 by Alternate Marketing with the Commission)

10.6       Employment Agreement dated July 1, 2001 between Alternate
             Marketing and Sandra J. Smith (incorporated by reference from the Form 10-KSB of Alternate Marketing for the fiscal year ended December 31, 2001 filed March 28, 2002 by Alternate Marketing with the Commission)

  10.7       Addendum dated to Employment Agreement dated July 1, 2001
               between Alternate Marketing and Sandra J. Smith (incorporated by reference from Exhibit 99.2 to the Form 8-K of Alternate Marketing dated August 1, 2002 and filed August 14, 2002 by Alternate Marketing with the Commission)

10.8       Employment Agreement dated August 1, 2002 between Alternate
             Marketing and Adil Khan (incorporated by reference from Exhibit
             99.1 to the Form 8-K of Alternate Marketing dated August 1, 2002 and filed August 14, 2002 by Alternate Marketing with the Commission)

  10.9       Loan Agreement (incorporated by reference from the Form 10-KSB of Alternate Marketing for the fiscal year ended December 31, 2001 filed March 28, 2002 by Alternate Marketing with the Commission)

10.10      First Amendment to Loan Agreement dated April 29, 2003 among
             National Home Delivery, Inc., Alternate Postal Direct, Inc., and Fifth Third Bank (incorporated by reference from the Form SB-2 filed May 7, 2003 with the Commission)

10.11      Amended and Restated Revolving Loan Note dated April 29, 2003 between National Home Delivery, Inc. and Fifth Third Bank (incorporated by reference from the Form SB-2 filed May 7, 2003 with the Commission)

  10.12      Times Mirror Stock Purchase Agreement (incorporated by reference from the Form 10-QSB of Alternate Marketing for the quarterly period ended September 30, 1999)

10.13      Contribution Agreement dated January 1, 2003 between Alternate
             Marketing, K2 VC LTD., a Texas limited partnership
             (incorporated by reference from Exhibit 99.1 to the Form 8-K of Alternate Marketing dated and filed February 20, 2003 by Alternate Marketing with the Commission)

10.14      Mutual Release Agreement dated February 18, 2003 between
             Alternate Marketing, K2 VC LTD., a Texas limited partnership (incorporated by reference from Exhibit 99.2 to the Form 8-K of Alternate Marketing dated and filed February 20, 2003 by Alternate Marketing with the Commission)

  10.15      Non-Qualified Stock Option Agreement dated February 18, 2003 between Alternate Marketing and Adil Khan (incorporated by reference from Exhibit 99.3 to the Form 8-K of Alternate Marketing dated and filed February 20, 2003 by Alternate Marketing with the Commission)

10.16      Release Agreement dated February 18, 2003 between Alternate
             Marketing, Hencie, Inc., Hencie Consulting Services, Inc.,
             K2 VC LTD., Adil Khan, Drawbridge Investment Partners, LLC, and certain directors and stockholders of Alternate Marketing (incorporated by reference from Exhibit 99.4 to the Form 8-K of Alternate Marketing dated and filed February 20, 2003 by Alternate Marketing with the Commission)

10.17      Factoring Agreement dated April 9, 1997 between Hencie Consulting
             Services, Inc. and Richards Capital Corporation (filed herewith)

10.18      Addendum to Master Purchase and Sale Agreement dated April 29,
             2003 between Hencie Consulting Services, Inc. and Accord Financial, Inc. (incorporated by reference from the Form SB-2 filed May 7, 2003 with the Commission)

10.19      Master Purchase and Sale Agreement dated April 30, 2003
               between Alternate Postal Direct, Inc. and Accord
             Financial, Inc. (incorporated by reference from the Form SB-2 filed May 7, 2003 with the Commission)

10.20      Addendum to Master Purchase and Sale Agreement dated April 30,
             2003 between Alternate Postal Direct, Inc. and Accord Financial, Inc. (incorporated by reference from the Form SB-2 filed May 7, 2003 with the Commission)

99.3	Section 906 Certification of Chief Executive Officer (filed
             herewith)

99.4	Section 906 Certification of Chief Financial Officer (filed
             herewith)








EXHIBIT 10.17

                       FACTORING AGREEMENT


RICHARDS CAPITAL CORPORATION
5950 Berkshire Lane, Suite 1200
Dallas, Texas 75225

LADIES AND GENTLEMEN:

     We hereby request that you, as secured party, act as sole factor for the undersigned (the "Company") upon the following terms:

     1. The Company hereby agrees to offer to you accounts, chattel paper, documents, instruments, and general intangibles (all herein called "accounts"), arising out of sales of merchandise, services rendered, or labor performed by the Company during the term of this Agreement, and to sell to you such accounts as you may approve for purchase. You shall purchase all such accounts which may be acceptable to you. The Company may from time to time submit orders to you for credit approval prior to acceptance by you; however, you shall not be obligated to purchase the account arising out of any such order if such account is not acceptable to you when submitted for purchase. All accounts purchased by you shall be purchased with out recourse against the Company as to the financial ability of the account debtors to pay, except for those accounts designated by you on any Schedule of Accounts presented by the Company to you (Schedule) by marking an "R" to the right of the account listing. Accounts so marked with an "R" shall be purchased by you with full recourse against the Company. You shall notify the Company that you are purchasing the designated accounts "with recourse" by returning a copy of the Schedule to the Company so marked.

     2. Except as you may otherwise consent, the terms of all accounts submitted to you for purchase shall be as follows: N-45

After an account has been purchased by you, the Company shall not have the right to vary the terms of sale set forth in the invoice relating to such account without your consent. If any such variation in terms is requested by the Company, it is recognized that you will incur the same bookkeeping expense as if you had purchased a new and separate account, as you shall therefore be entitled to receive as a condition precedent to approving such change a sum equal to (1) any decrease in "net amount", as herein defined, of such account, which would result from such variation in terms, plus (2) an additional factoring commission computed in the same manner as if the account had been newly purchased by you on the date of the Company requested a variation in the terms of the sale. The said additional factoring commission may be referred to in accounting records as a dating charge, and may in your sole discretion, if in your opinion the circumstances justify a reduction, be less than the full factoring commission determined as if the account had been newly purchased.

     3. Each account accepted by you for purchase shall be purchased by you for a purchase price equal to the net amount of such account, less your factoring commission equal to 2.75% of the net amount of such account. The "net amount" of each account purchased by you hereunder shall mean the gross amount payable thereunder, less all permitted discounts, calculated on the basis of the shortest selling terms provided. The purchase price of each account shall be paid on the date (the "Payment Date") which shall be the earlier of (a) 5 days after your receipt of payment of the account from the account debtor; or (b) the last day of the third month following the due date thereof.

     At any time after you have purchased an account and prior to the Payment Date, the Company shall have the right at its option to borrow from you up to 80.00% of the purchase price thereof, subject to the adequacy of the Reserve Fund. The term of any such loan requested by the Company shall be the period of time from date upon which the funds are advanced by you to the Company to the Payment Date. The principal amount of any such loan shall bear interest at a fluctuating annual rate from the date of such loan until maturity, which annual rate shall be 3.50 percentage points above the prime commercial rate of interest ("Prime Rate") established from day to day by your Bank for short-term unsecured loans to substantial and responsible commercial borrowers. Each change in the rate charged Company shall be effective without notice to Company on the first day of the calendar month following that calendar month in which a change in the Prime Rate shall have been made, but in no event shall the rate charged Company exceed the maximum rate of interest permitted by applicable law. Such interest shall be charged to the Company Account as defined in paragraph 4. Interest shall be calculated at a daily rate equal to 1/360 of the applicable annual rate.

     Your factoring commission shall be consideration for all services in making credit investigations of the Company's customers whose accounts are offered to you for purchase, in accepting the risk of such payment by the Company's customers beyond the Payment Date, your services in handling all bookkeeping with respect to accounts which you purchase, your services in collecting all accounts purchased by you, and for assuming the complete credit risk on accounts purchased without recourse by you.

     4. All transactions between you and the Company will be recorded in an account (herein referred to as "Company Account"). A copy of this Company Account, setting forth all debits and credits to the Company Account during each calendar month, shall be furnished to the Company within fifteen (15) days after the end of such calendar month. You shall have the right to create and maintain a reserve fund (herein referred to as "Reserve Fund") out of any payments or credits otherwise to be made by you to Company in an amount equal to 20.00% of the then aggregate unpaid gross amount of all accounts purchased by you hereunder, and to charge against the Reserve Fund any amount for which Company may become obligated to you, whether such obligation arises under this Agreement or otherwise. However, you are authorized, without giving prior notice to Company, to increase the amount or the percentage of the Reserve Fund at such times as you may deem same is reasonably necessary to cover and provide for account debtor claims as defined in paragraph 8 and/or present or potential indebtedness of Company to you.

     The Company recognizes that nay balance in the Company Account and Reserve Fund represent bookkeeping entries and not cash funds. The total amount of the Company Account will include, without specifically showing, any amount held in the Reserve Fund. You, however, agree to advise the Company upon request of the exact amount of the Reserve Fund being maintained by you as of any particular date.

     You, in addition to the outright ownership of those receivables purchased, are granted and shall have a continuing Security Interest in all other of the Company's accounts (which includes accounts, chattel paper, documents, instruments, and general intangibles), inventory, products, and proceeds, now or hereafter existing, and insurance proceeds covering all of same, together with all moneys credited to Company and any of Company's property at any time in your possession, as security for any and all obligations or indebtedness of Company to you of any kind, direct or contingent, however such obligations or indebtedness shall arise or be incurred or evidenced, whether now or hereafter existing, and whether under this Agreement or otherwise. You shall shave all of the rights and remedies provided in this Security Agreement and in the Uniform Commercial Code in force at the time of the execution of this Security Agreement and by any amendment thereof.

     5. Notwithstanding any other provisions of this Agreement, you shall also be entitled at all times, both before and after any termination of this Agreement, to hold all sums to the credit of Company as security for any and all of the Company's obligations to you, no matter how arising, and any amount which you are authorized hereunder to charge to Company or for which Company is obligated to you may be withheld or deducted by you at any time in your sole discretion from any remittances, payments or credits otherwise to be made by you hereunder.

     6. The Company agrees to deliver to you the original and one copy of all invoices relating to accounts purchased by you hereunder together with evidence of shipment of the related merchandise and a written assignment of such accounts, all in form satisfactory to you, and, upon your request, the original purchase order from its account debtor. Invoices delivered to you shall plainly state on their face that the amounts payable thereunder have been assigned to and are payable to you and billing on such invoices shall constitute an assignment to you of the accounts thereby represented whether or not a specific written assignment is executed. You shall mail at the Company's expense all invoices representing accounts accepted by you for purchase. If in your sole judgment the credit risk of any account debtor under any account purchased by you becomes impaired before delivery of the related merchandise, the company will, upon request and at its expense, use its best efforts to stop delivery.

     7. The Company hereby sells, transfers and assigns to you all rights, title and interest of the Company in and to all accounts assigned to you together with all guaranties and security therefore and all rights, title and interest of the Company in the merchandise represented by such accounts, including all of the Company's rights to stoppage in transit, replevin and reclamation and as an unpaid vendor. The Company agrees to execute and deliver to you such notices of assignment and other documents and to make such entries and markings upon it books and records as you may request to better protect the sale and assignment of accounts hereunder.

     8. The Company hereby warrants to you that assignment to you of each account purchased by you hereunder will vest absolute ownership of such account to you free from any liens, claims or equities of third parties; that each account shall on the date of assignment be based upon a bona fide sale and actual shipment of merchandise, services rendered, or labor performed by the Company during the term of this Agreement, and shall be a valid and enforceable obligation of the named account debtor; and that such merchandise shall be accepted and retained by the account debtor without assertion of any account debtor claim. The term "account debtor claim" shall mean any defense, dispute, offset, or claim asserted by an account debtor with respect to an account or the related merchandise, but the term "account debtor claim" shall not include the failure of an account debtor to pay due to financial inability. The Company shall immediately notify you of the assertion of any account debtor claim or of the breach of any other warranty hereunder. The Company shall at its own expense settle all account debtor claims, subject to your approval, but you shall have the right, in your discretion, to settle any account debtor claim directly with the account debtor involved upon such terms as you may deem advisable at the Company's expense. If you should so elect to settle an account debtor claim yourself, you are specifically vested with a power of attorney to act in Company's name, place and stead, the same as Company could of in person, and you are authorized hereby to execute all release, settlement or compromise agreements, and to receive and receipt for and in Company's name, all money or other property that you may receive in settlement, release, and/or compromise of account debtor claims. In the event of any account debtor claim or other breach of warranty hereunder as to any account, you may at your election reassign to the Company without recourse, the unpaid balance of such account (or any disputed portion thereof) and charge the amount of such unpaid balance (or reassigned portion thereof) to the Company Account or Reserve Fund or at your option the Company agrees to pay such amount to you on demand.

     9. If any account purchased "with recourse" as set forth in Paragraph 1 hereof remains unpaid thirty (30) days after the maturity date of such account, the Company agrees to repurchase that account from you and shall pay you the gross amount of the account remaining unpaid in cash at Dallas, Texas, within three business days after receipt of request for payment from you. If the Company has sufficient funds in the Reserve Fund maintained by you, you are authorized to take such payment directly from the Reserve Fund if payment is not received within three business days after receipt of such request from you.

     10. If any remittances on an account purchased by you shall be received by the Company such remittances shall be held by the Company in trust for your, separate and apart from the Company's own properties and funds, and shall be immediately delivered to you in identical form in which received.
In the event any merchandise represented by an account purchased by you shall be returned to or repossessed by the Company, such merchandise shall be held by the Company in trust for you, separate and apart from the Company's own property, and subject to your directions and control.

     11. You and your agents shall have the right, at all times during normal business hours, to examine and make extracts from all books and records of the Company. The Company authorizes you and your agents to receive, open and dispose of mail addressed to the Company and to endorse the name of the Company upon checks and other instruments and documents, and in the name of and as agent for the Company to do all other acts and things necessary to carry out this agreement.

     12. This Agreement shall become effective upon your acceptance hereof, shall be deemed dated as of the date of your acceptance, and shall continue in full force and effect for 6 months from the effective date hereof, and from year to year thereafter, unless terminated as to future transactions by either party giving to the other not less than thirty days advance written notice by mail, but any such notice given by the Company shall not be effective prior to the end of the initial period, or prior to the end of any succeeding year, as the case may be, and in any event, the Company shall have no right to terminate this Agreement until all obligations (direct or contingent, hereunder or otherwise) owing by the Company to you shall have been paid in full, whether or not such obligation is due or is to become due in the future. You may, at your election, immediately terminate this Agreement as to future transactions, without notice, if the Company shall fail to perform any of its obligations hereunder or shall breach any warranty contained herein, or if the Company shall become insolvent or suspend business or if a petition under any chapter of the Federal Bankruptcy Act or any other insolvency or debtor statute or receivership proceedings shall be filed by or against the Company, or if any guaranty of the obligations of the Company hereunder shall be terminated by the guarantor, or if you should otherwise deem yourself insecure. Termination of this Agreement shall not affect the rights and obligations of the parties accruing with respect to prior transactions. The Company agrees to reimburse you upon demand for all attorney's fees, court costs, and other expenses incurred by you in enforcing any of your rights against the Company under this Agreement. In the event that the Company shall have breached any provision of this Agreement or any other agreement with you or if this Agreement shall have been terminated, the Company Account, Reserve Fund any other monies, balances, or credits otherwise due by you to the Company may be retained and applied by you from time to time upon any indebtedness (direct or contingent) then or thereafter due from the Company, and the Reserve Fund shall upon such breach or termination be increased to an amount equal to the then aggregate unpaid gross amount of all accounts purchased by you hereunder. You shall have all of the right and remedies provide in this Agreement and in the Uniform Commercial code in force at the time of the execution of this Agreement and by any amendment thereof.

     13. All taxes and governmental charges imposed with respect to the sales of the related merchandise, services rendered, or labor performed shall be charged to and paid by the Company. Company shall indemnify and hold you harmless from and against all liabilities for any acts or omissions of the Company.

     14. All obligations of the Company to you shall be performable in the City of Dallas, Dallas County, Texas, and the Company waives the right to be sued elsewhere on any cause of action asserted by you against the Company, whether or not arising under the terms of this Agreement. If the parties hereto are parties to any other agreement, either written or oral, relating to the same subject matters as this Agreement, the terms of this Agreement shall amend and supersede the terms of any prior agreements as to transactions on and after the effective date of this Agreement, but all security agreements, financing statements, guaranties or other contracts or notices for your benefit shall continue in full force and effect to secure all obligations of the Company to you under the terms hereof unless you specifically release your rights thereunder by separate release.

     15. This Agreement, when accepted by you, constitutes a Security Agreement under the provisions of the Uniform Commercial Code then in effect in Texas. This Agreement may only be changed, modified, supplemented, or amended by a written document signed by you and the Company. This Agreement shall be construed according to the laws of the State of Texas. Should any paragraph, provision, or clause of this Agreement be found or held contrary to, or unenforceable at law or in equity, such finding shall not affect the others, which shall not withstanding continue in full force and effect, it being the express intention of the parties hereto that the invalidity of any one or more paragraphs, provisions, or clauses shall not in any way affect the others.

     16. It being the express intention of the parties hereto to conform strictly with the applicable usury laws, it is agreed that nothing contained herein shall be so construed as to require the payment of interest at a rate in excess of the maximum allowable by law, and in no event shall the Company be obligated to pay interest exceeding such maximum rate of interest permitted by law, and all such agreements, conditions, or stipulations, if any, which may in any event or contingency whatsoever operate to bind, obligate, or compel the Company to pay a rate of interest exceeding the maximum rate of interest permitted by law shall be without binding force or effect at law or in equity to the extent only of the excess of interest over such maximum rate of interest permitted by law. It is the intention of the parties hereto that in the construction and interpretation of this Agreement, the foregoing sentence shall be given precedence over any other agreement, condition, or stipulation herein contained which is in conflict with same.

     17. This Agreement represents the full agreement between you and Company, and supersedes any prior or contemporaneous agreements and/or terms not contained herein except that all existing prior Security Agreements, Financing Statement, Guaranties, or other agreements or notices for your benefits shall continue and remain in full force and effect to secure all obligations of Company to you under the terms of this Agreement unless you by separate release specifically release your rights thereunder. This Agreement shall be binding upon Company and you, and the heirs, successors and assigns of the Company and you. Your accounting records of any transactions with Company shall be admissible in evidence in any action or proceeding, and shall be binding upon Company in establishing transactions and entries reflected therein, and shall be accepted as prima facia proof thereof. You and Company agree that any Financing Statement and/or Guaranty and/or Certificate of Corporate Minutes authorizing or ratifying any action under this Agreement if executed and attached hereto shall be a part of this Agreement for all purposes.

     18. Company agrees to furnish to you within 90 days after the close of the FYE of Company a profit and loss statement for such period and a balance sheet as of the close of such period and shall also furnish you such additional financial information as you shall reasonably request.

     19. All notices, assignments and documents to be delivered to you shall be mailed to you at your office in Dallas County, Texas. Any sums required to be paid by Company to you hereunder shall be payable to you at your office Dallas County, Texas. Any notices, remittances and statements to be made or given to company shall be mailed or delivered to Company at its address shown below, or you may at your option deposit to the account of the Company in a bank having its principal banking offices in Dallas County, Texas, any remittances to be made to Company.

     20. Any accounting which you render Company under the terms hereof shall be deemed acceptable to and binding upon Company unless you receive from Company written notice of any exception thereto within thirty days of the date of said accounting.

     21. Any failure by you to exercise any of your rights hereunder shall not be deemed to be a waiver by you of such or any other right, nor in any manner impair the subsequent exercise of the same or any other right, and any waiver by you of any default shall not constitute a waiver of any subsequent default.

     If the foregoing is acceptable to you, will you please so indicate in the space provided below for this purpose, whereupon this shall constitute a binding agreement between you and the Company under the terms and conditions above set forth.

ACCEPTED AT DALLAS, TEXAS

                               Very truly yours,

on 4/9, 1997 	             Hencie Consulting Services, Inc.

RICHARDS CAPITAL CORPORATION   By: /s/ Adil Khan

By: /s/ R. Washburn            Its: President

Its: President




EXHIBIT 99.1

                         CERTIFICATION PURSUANT TO
                          18 U.S.C. SECTION 1350,
                           AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Alternate Marketing Networks, Inc., a Delaware corporation (the "Company"), on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission (the "Report"), the undersigned Chief Executive Officer of the Company does hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that, to the knowledge of the undersigned:

     (1) The Report fully complies with the requirements of Section 13 (a) or 15(d), as applicable, of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the date(s) and for the period(s) indicated.



     Date: May 14, 2003           By:     /s/Adil Khan
                                  Name:   Adil Khan
                                  Title:  Chief Executive Officer


EXHIBIT 99.2

                         CERTIFICATION PURSUANT TO
                          18 U.S.C. SECTION 1350,
                           AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Alternate Marketing Networks, Inc., a Delaware corporation (the "Company"), on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission (the "Report"), the undersigned Chief Financial Officer of the Company does hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that, to the knowledge of the undersigned:

     (1) The Report fully complies with the requirements of Section 13 (a) or 15(d), as applicable, of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the date(s) and for the period(s) indicated.


     Date: May 14, 2003           By:     /s/Sandra J. Smith
                                  Name:   Sandra J. Smith
                                  Title:  Chief Financial Officer