Form 10QSB
period 2003-06-30
ALTERNATE MARKETING NETWORKS INC
filed 2003-08-13
CIK 949244

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549

                               FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2003

                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934


                      Commission File Number 0-26624

                      ALTERNATE MARKETING NETWORKS, INC.
      (Exact name of small business issuer as specified in its charter)

            DELAWARE                        38-2841197
(State or other jurisdiction                  (IRS Employer Identification No.)
of incorporation or organization)

                13155 Noel Road, 10th Floor, Dallas, TX 75240
                            (Address of principal executive offices)

                                972-720-3500
                        (Issuer's telephone number, including area code)

                              Not Applicable
      (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]Yes [ ]No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 7, 2003, there were 9,895,878 shares of common stock, par value $0.01 per share, of the issuer outstanding.

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

Item 2.  Management's Discussion and Analysis or Plan of Operation . .14

Item 3.  Controls and Procedures . . . . . . . . . . . . . . . . . . .27

PART II. OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . .29

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . .29

Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . . . .30

Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . .30

Item 4.  Submission of Matters to a Vote of Security Holders . . . . .30

Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . .30

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . .30

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .36





















PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

             ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES
                   Condensed Consolidated Balance Sheets

                                                 June 30,      December 31,
                                                  2003             2002
                                               (unaudited)
                                               ------------    ------------
                                     ASSETS
Current assets:
  Cash and cash equivalents                   $    14,491      $   550,123
  Accounts receivable, trade, net of
   allowance of $150,000                        4,617,721        3,948,567
  Prepaid expenses and other assets               119,340          141,130
  Refundable federal income tax                   130,505          308,282
                                              -----------      -----------
       Total current assets                     4,882,057        4,948,102
Property and equipment, net                       155,862          210,727
Goodwill                                        3,973,681        7,973,681
                                              -----------      -----------
       Total assets                           $ 9,011,600      $13,132,510
                                              ===========      ===========

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable, bank and other                $ 1,076,028     $ 1,394,508
  Current portion of long-term debt                231,219         308,615
  Accounts payable, trade                        3,866,285       3,012,237
  Accounts payable, other                          295,848         484,221
  Accrued liabilities                              852,372         992,425
                                               -----------     -----------
       Total current liabilities                 6,321,752       6,192,006
Long-term debt - less current portion               77,410         940,993
Redeemable common stock put                        300,000              --
Shareholders' equity:
  Common stock, $.01 par value -11,369,917
   and 8,895,878 shares issued at June 30,
   2003 and December 31, 2002, respectively        113,699          88,958
  Additional paid in capital                    13,988,275      13,084,069
  Treasury stock, 1,474,039 shares at cost        (334,607)             --
  Accumulated deficit                          (11,454,929)     (7,173,516)
                                               -----------     -----------
          Total shareholders' equity             2,312,438      5,999,511
                                               -----------     -----------
          Total liabilities and
           shareholders' equity                $ 9,011,600     $13,132,510
                                               ===========     ===========

See notes to condensed consolidated financial statements.

             ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES
              Condensed Consolidated Statements of Operations

                                Three months ended       Six months ended
                                     June 30,                June 30,
                            -----------------------  -----------------------
                                2003        2002        2003        2002
                            -----------  ----------  -----------  ----------
                                   (unaudited)              (unaudited)
Net revenues              $ 7,510,462  $ 4,236,940  $12,713,046  $ 8,318,485
Cost of revenues            6,038,488    3,325,403    9,891,249    6,497,332
                           ----------  -----------  -----------  -----------
     Gross profit           1,471,974      911,537    2,821,797    1,821,153
Selling, general and
 administrative expenses    1,408,907      982,203    3,109,380    1,982,373
Goodwill impairment         4,000,000           --    4,000,000           --
                           ----------  -----------  -----------  -----------
Loss from operations       (3,936,933)     (70,666)  (4,287,583)    (161,220)
Other income (expense)         61,449        5,042        6,995       12,856
                           ----------  -----------  -----------  -----------
Loss before income taxes   (3,875,484)     (65,624)  (4,280,588)    (148,364)
Income tax expense                825          470          825        2,558
                           ----------  -----------  -----------  -----------
Loss before accounting
 change                    (3,876,309)     (66,094)  (4,281,413)    (150,922)
Cumulative effect of
 accounting change (Note 5)        --           --           --   (1,204,058)
                           ----------  -----------  -----------  -----------
Net loss                  $(3,876,309) $   (66,094) $(4,281,413) $(1,354,980)
                           ==========  ===========  ===========  ===========

Net loss per share - basic and diluted:
 Loss before accounting
  change                   $    (0.39) $     (.01)  $    (0.44) $     (0.03)
 Cumulative effect of
  accounting change                --          --           --        (0.26)
                           ----------  ----------  -----------  -----------
 Net loss                  $    (0.39) $     (.01)  $    (0.44) $     (0.29)
                           ==========  ==========  ===========  ===========

Weighted average number of shares
 outstanding:
  Basic and diluted          9,895,878   4,586,005    9,630,685    4,586,005
                            ==========  ==========  ===========  ===========



See notes to the condensed consolidated financial statements.


            ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES
              Condensed Consolidated Statements of Cash Flows

                                                    Six months ended
                                                        June 30,
                                               --------------------------
                                                   2003          2002
                                               ------------  ------------
                                                      (unaudited)

Operating activities:
  Net loss                                      $(4,281,413)  $(1,354,980)
  Noncash items in net loss:
   Cumulative effect of accounting change                --     1,204,058
   Depreciation                                      70,865        16,664
   Amortization                                       6,222        21,506
   Goodwill impairment charge                     4,000,000            --
   Gain/(loss) on the sale of assets                  1,050            --
  Changes in operating assets and liabilities:
   Accounts receivable                              669,154       (73,084)
   Prepaids and other current assets               (199,567)     (143,578)
   Accounts payable                                 665,675       (68,516)
   Accrued liabilities                             (140,053)          734
                                                -----------    ----------
   Net cash used in operating activities           (149,341)     (397,196)
                                                -----------    ----------
Investing activities:
  Purchases of property, equipment, and software    (22,222)           --
  Proceeds from sale of equipment                     1,050            --
                                                 ----------    ----------
   Net cash used in investing activities            (21,172)           --
                                                 ----------    ----------
Financing activities:
  Payment of dividends                                   --    (2,293,052)
  Increase (decrease) in notes payable, bank       (525,000)      165,000
  Increase (decrease) in notes payable, other       159,881            --
                                                 ----------    ----------
   Net cash used in financing activities           (365,119)   (2,128,052)
                                                 ----------    ----------
Net decrease in cash and cash equivalents          (535,632)   (2,525,248)
Cash and cash equivalents, beginning of period      550,123     3,783,082
                                                 ----------    ----------
Cash and cash equivalents, end of period         $   14,491    $1,257,834
                                                 ==========    ==========



See notes to the condensed consolidated financial statements.


             ALTERNATE MARKETING NETWORKS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)

1.   Summary of Significant Accounting Policies:

     The interim financial data is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, cash flows, and the results of operations for the interim periods. The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures included herein are adequate to make the information presented not misleading. The results of operations for the three months and six months ended June 30, 2003 are not necessarily indicative of the results of operations expected for the year ending December 31, 2003.

     Certain prior year amounts have been reclassified to conform with current year classifications.

     The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The organization and business of the Alternate Marketing Network, accounting policies followed by Alternate Marketing Networks and other information are contained in the notes to the financial statements filed as part of the Form 10-KSB for the fiscal year ended December 31, 2002. This quarterly report should be read in conjunction with the Form 10-KSB.

Recent Accounting Pronouncements

     In June 2002 the Financial Accounting Standards Board ("FASB") approved for issuance SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement is effective for fiscal years beginning after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on the financial position or results of operations of Alternate Marketing Networks.

     Effective January 1, 2003, we adopted FASB Interpretation No.45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34" ("FIN No. 45"). The interpretation requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that guarantee. In addition, FIN No. 45 requires disclosures about the guarantees that an entity has issued, including a roll forward of the entity's product warranty liabilities. This interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with separately identified consideration and guarantees issued without separately identified consideration. Adoption of this Interpretation had no effect on our consolidated financial position, consolidated results of operations, or cash flows.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN No. 46), which addresses consolidation by business enterprises of variable interest entities. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Alternate Marketing Networks does not expect to identify any variable interest entities that must be consolidated and thus does not expect the requirements of FIN No. 46 to have a material impact on its financial condition or results of operations.

     In May 2003, FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which requires issuers to classify certain financial instruments as liabilities (or assets in some circumstances). SFAS No.150 covers certain financial instruments that embody an obligation that the issuer can or must settle by issuing its own equity shares and instruments that require the issuing company to buy back all or some of its shares in exchange for cash or other assets. The new standard also requires disclosures about alternative ways to settle the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003. Alternate Marketing Networks plans to adopt the new standard beginning in the third quarter of fiscal 2003 for all financial instruments entered into prior to May 31, 2003 and does not anticipate that the adoption will have a material effect on the its consolidated results of operations, financial position, or cash flows.

2.   Net Loss Per Share:

     Basic earnings (loss) per share is calculated by dividing net income
(loss) by the weighted average shares of common stock outstanding during the period. Diluted earnings (loss) per share is calculated by dividing the net income by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive shares outstanding. The anti-dilutive effects of all outstanding options for 1,939,600 shares were excluded from the calculation of the loss per share.

3.   Segment Information and Significant Customers:

     For evaluation of profitability and allocation of assets and resources, Alternate Marketing Networks is divided into three operating segments by product areas: (i) advertising and marketing, which includes newspaper advertising; (ii) logistics, which includes the delivery of telephone directories and tracking, verification and transportation services; and (iii) technology, which includes IT consulting services. Management evaluates the segments' profitability primarily based on their gross profits.
Substantially all of the revenues of Alternate Marketing Networks are generated in the United States.

     During the six months ended June 30, 2003, the advertising and marketing segment had three customers that accounted for a total of approximately 49% of the segment revenues, the logistics segment had one customer that accounted for approximately 90% of the segment revenues, and the technology segment had two customers that accounted for a total of approximately 87% of the segment revenues.

     Segment analysis for the three and six months ended June 30, 2003 and 2002 is provided in the tables below.

     Segment analysis is provided as follows:

                               Three months ended       Six months ended
                                     June 30,                June 30,
                             ----------------------  -----------------------
                                2003        2002        2003         2002
                             ----------  ----------  ----------- -----------
Revenues:
 Advertising and Marketing  $4,958,764  $3,320,664  $ 7,798,344 $ 6,613,273
 Logistics                     692,411     916,276    1,316,953   1,705,212
 Technology                  1,859,287          --    3,597,749          --
                            ----------  ----------  ----------- -----------
Total Revenues              $7,510,462  $4,236,940  $12,713,046 $ 8,318,485
                            ==========  ==========  =========== ===========

Gross Profits:
 Advertising and Marketing  $  576,494  $  511,230  $ 1,010,581 $ 1,083,135
 Logistics                     305,569     400,307      630,403     738,018
 Technology                    589,911          --    1,180,813          --
                            ----------  ----------  ----------- -----------
Total Gross Profit           1,471,974     911,537    2,821,797   1,821,153

Selling, general &
 administrative expenses     1,408,907     982,203    3,109,380   1,982,373
Goodwill impairment          4,000,000          --    4,000,000          --
Other income (expense), net     61,449       5,042        6,995      12,856
Income tax expense                 825         470          825       2,558
                            ----------  ----------   ----------  ----------
Income (loss) before
  accounting change        $(3,876,309) $ (66,094) $ (4,281,413) $ (150,922)
                            ==========  ==========  ===========  ==========

Gross Profit Percentages:
 Advertising and Marketing      11.6%       15.4%       13.0%        16.4%
 Logistics                      44.1%       43.7%       47.9%        43.2%
 Technology                     31.7%         --        32.8%         --
                            ----------  ----------  ----------   ----------
Total Gross Profit              19.6%       21.5%       22.2%        21.9%
                            ==========  ==========  ==========   ==========

     Accounts receivable and revenues from significant customers represent the following percentages of net accounts receivable and total revenues Of Alternate Marketing Networks as follows:

                                                    Revenues for the
                  Accounts Receivable at            Six Months Ended
                       June 30, 2003                  June 30, 2003
   Customer A                14%                            18%
   Customer B                12%                            15%
   Customer C                12%                             9%
   Customer D                 1%                             7%
   Customer E                12%                             6%
   Customer F                20%                             9%

4.   Stock based compensation:

     On March 6, 2003, the Board of Directors of Alternate Marketing Networks increased the number of shares reserved and authorized for issuance under the 1995 Long-Term Incentive Stock Option Plan (the "Incentive Plan") from 1,500,000 to 3,000,000, subject to stockholder approval. This proposal was approved at the annual shareholder meeting on May 8, 2003.

     For all of the stock based compensation plans as of June 30, 2003, options for 1,939,600 shares were outstanding. During the six months ended June 30, 2003, options for 1,775,000 shares were granted and options for 5,500 shares expired. Shares of 1,095,400 remain reserved and available for future grants.

     Alternate Marketing Networks applies APB Opinion No. 25 and related interpretations in accounting for its stock option plans. All options granted to date were granted with exercise prices not less than the fair market value of the common stock of Alternate Marketing Networks on the date of grant. Therefore, no compensation expense for stock options has been recognized in any year. If compensation cost for the stock based plans had been determined based on the fair value of the options at the grant dates, consistent with the method prescribed by SFAS No. 123, "Accounting for Stock Based Compensation", the net loss and loss per share would have been adjusted to the pro forma amounts indicated in the following table:


                                                   Six months ended
                                                        June 30,
                                                   2003          2002
                                                ----------    ----------
     Net Loss
       As Reported                             $(4,281,413)  $(1,354,980)
       Fair value based compensation expense        12,006         1,632
                                                ----------     ---------
       Pro Forma                               $(4,293,419)  $(1,356,612)
                                                ==========     =========

     Loss Per Share - basic and diluted
       As Reported                                  ($0.44)       ($0.29)
       Pro Forma                                    ($0.45)       ($0.30)

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

     In connection with the adoption of SFAS No. 142, the Alternate Marketing Networks allocated goodwill to each of its reporting units and tested this goodwill for impairment as of January 1, 2002. Alternate Marketing Networks completed the testing during the second quarter ending June 30, 2002. As a result, a charge of $1,204,058 was recorded to goodwill assigned to the Logistics reporting unit. The remaining goodwill of $885,942 at June 30, 2002 was assigned to the Advertising and Marketing reporting unit.

     As required under SFAS No. 142, the carrying value of goodwill is reviewed periodically and at any time when there may be general impairment indicators present that an impairment may have occurred.

     As of June 30, 2003, management reviewed the carrying value of goodwill assigned to the two reporting units. The review concludes that no adjustment should be made to the carrying value of goodwill of $885,942 assigned to the Advertising and Marketing reporting unit. The review of the carrying value of goodwill of $7,087,039 associated with the Technology reporting unit indicated that an impairment charge needed to be made. The Technology reporting unit had performed well below expectations, its obligations substantially exceed its assets, and the short-term outlook is for continued difficulty. Therefore, the detailed annual impairment testing required by SFAS No. 142, which was anticipated to occur as of September 30, 2003, was accelerated to this period. Based on the results of this review, an impairment charge of $4,000,000 was recorded to the goodwill associated with the Technology reporting unit.

6.   Acquisition of Hencie, Inc.:

     On May 31, 2002, Alternate Marketing Networks entered into an Amended and Restated Agreement and Plan of Reorganization pursuant to which it acquired approximately 82% of the common stock of Hencie, Inc., a Delaware corporation. Hencie is an information technology company offering Oracle software consulting, implementation, and support services for a broad range of clients and industry segments. The acquisition was approved at the annual stockholder meeting held July 23, 2002 and was effective August 1, 2002. In exchange for approximately 82% of Hencie's common shares, Alternate Marketing Networks issued 3,982,323 common shares utilizing an exchange ratio of 1 share of its common stock for 3.563 shares of Hencie common stock. The business of Hencie added a third operating segment to the services of Alternate Marketing Networks. Costs directly related to this acquisition of $212,283 are included in the total acquisition price.

     As of August 1, 2003, the estimated fair value of the common shares issued by Alternate Marketing Networks in connection with this acquisition was approximately $2.5 million ($.646 per share), and Hencie's net liabilities assumed by the Company were approximately $4.3 million, which resulted in goodwill and other intangible assets of approximately $7 million. The Company completed an interim impairment test of the goodwill related to Hencie as of June 30, 2003 and recorded an impairment charge of $4,000,000.

      The unaudited pro forma combined historical results, as if Hencie had been acquired and the related common shares had been issued at the beginning of 2002, are provided as follows:

                                          Six months ended June 30,
                                             2003           2002
                                        -------------  -------------
                                                (unaudited)
Revenues                                 $12,713,046    $13,000,340
Loss from continuing operations **          (281,413)    (1,116,843)
Net loss **                              $  (281,413)   $(1,116,843)

Basic and diluted loss per share         $     (0.03)   $     (0.13)

**The 2002 period excludes a charge for the cumulative effect of accounting change of $1,204,058. The 2003 period excludes a goodwill impairment charge of $4,000,000.

     The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of 2002, nor are they necessarily indicative of future consolidated results.

7.   Drawbridge Note Payable Settlement:

     Effective as of January 1, 2003, the Company's CEO contributed 1,474,039 common shares outstanding to the Company. This capital contribution was accounted for as treasury stock, at the estimated fair value of the shares, and additional paid in capital of $334,607.

     On February 14, 2003 Alternate Marketing Networks granted options to the CEO to purchase 1,700,000 common shares at $0.50 per share. On February 18, 2003, the Company entered into the Release Agreement by and among the Company, Hencie, Inc., Hencie Consulting Services, Inc., K2VC LTD., Adil Khan
(CEO), Drawbridge Investment Partners, LLC, and certain directors and stockholders of the Company. The agreement provided for settlement of the Drawbridge note payable and accrued interest, $991,734 and $22,606, respectively, for a cash payment of $120,000 to Drawbridge, issuance of 2,474,039 shares of Common Stock of Alternate Marketing Networks to Drawbridge, registration rights for such shares, and a contingent obligation for Alternate Marketing Networks to repurchase $100,000 of the its common stock, at a minimum price of $0.50 per share, from Drawbridge annually for three years beginning February 18, 2004 ("redeemable common stock put"). Management estimates the total cash and fair value of the equity consideration given as follows:

     Common stock issued                 $  577,245
     Common stock options granted           153,295
     Redeemable common stock put            163,800
     Cash                                   120,000
                                         ----------
                                         $1,014,340
                                         ==========

     The total maximum cash redemption requirement of the redeemable common stock put of $300,000 is classified in the balance sheet as temporary equity at June 30, 2003. This obligation may decrease, contingent on, among other things, the remaining number of the Company's common shares held by Drawbridge at the redemption dates in February 2004, 2005 and 2006.

8.   Financing and Debt:

     The Company has financing agreements for its subsidiaries. National Home Delivery, Inc., an Illinois corporation and a wholly owned subsidiary of Alternate Marketing Networks, amended its existing financing agreements with Fifth Third Bank (the "NHD Credit Facility") on April 29, 2003 to extend the maturity date under the NHD Credit Facility from May 1, 2003 to May 1, 2004. The NHD Credit Facility provides for borrowings up to $1,000,000. Borrowings under the NHD Credit Facility accrue interest at Fifth Third's prime rate plus 100 basis points (5% as of July 31, 2003). Available borrowings under the NHD Credit Facility are subject to conditions and restrictions, including, without limitation, eligible accounts receivable restrictions and other restrictive financial covenants and performance ratios applicable to National Home Delivery. In addition, the agreement prohibits any distribution to Alternate Marketing Networks or its subsidiaries unless the bank consents to in advance and in writing. The NHD Credit Facility is secured by substantially all of the assets of Alternate Marketing Networks, Inc. and National Home Delivery, Inc. As of June 30, 2003, borrowings in the amount of approximately $600,000 were outstanding and credit in the amount of approximately $400,000 was available under the NHD Credit Facility.

     Alternate Postal Direct, Inc., a Michigan corporation and a wholly owned subsidiary of Alternate Marketing Networks, entered into a new financing agreement with Accord Financial, Inc., (the "APD Credit Facility") on April 30, 2003 to replace the financing agreements between Alternate Postal Direct and Fifth Third Bank that expired on May 1, 2003. The APD Credit Facility provides for the sale of accounts receivable by Alternate Postal Direct to Accord at a 1.5% discount. Advances under the APD Credit Facility accrue interest at the prime commercial rate of interest established from day to day by Bank of America, Inc. for short term unsecured loans to substantial borrowers (4% as of July 31, 2003). Sales of accounts receivable and advances under the APD Credit Facility are subject to conditions and restrictions, including, without limitation, accounts receivable eligibility restrictions, verification, and approval. Obligations under the APD Credit Facility are secured by substantially all of the assets of Alternate Postal Direct and guaranteed by Alternate Marketing Networks and Hencie Consulting. As of June 30, 2003, advances of approximately $117,000 were outstanding. Advances under the APD Credit Facility are made only at the sole discretion of Accord, even if the accounts receivable offered by Alternate Postal Direct for sale to Accord satisfy all necessary conditions and restrictions. Accord is under no obligation to purchase accounts receivable from Alternate Postal Direct or advance any funds or credit to Alternate Postal Direct under the APD Credit Facility.

     Hencie Consulting amended its existing financing agreement with Accord (the "HCS Credit Facility") on April 29, 2003, and is currently in discussions to amend and restate the HCS Credit Facility. The HCS Credit Facility provides for the sale of accounts receivable by Hencie Consulting to Accord at a 1.5% discount. Advances under the HCS Credit Facility accrue interest at the prime commercial rate of interest established from day to day by Bank of America, Inc. for short term unsecured loans to substantial borrowers (4% as of July 31, 2003). Sales of accounts receivable and advances under the HCS Credit Facility are subject to conditions and restrictions, including, without limitation, accounts receivable eligibility restrictions, verification, and approval. Obligations under the HCS Credit Facility are secured by substantially all of the assets of Hencie Consulting and guaranteed by Alternate Marketing Networks and Alternate Postal Direct. As of June 30, 2003, advances in the amount of approximately $359,000 were outstanding. Advances under the HCS Credit Facility are made only at the sole discretion of Accord, even if the accounts receivable offered by Hencie Consulting for sale to Accord satisfy all necessary conditions and restrictions. Accord is under no obligation to purchase accounts receivable from Hencie Consulting or advance any funds or credit to Hencie Consulting under the HCS Credit Facility.




Item 2.  Management's Discussion and Analysis or Plan of Operation.

                CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act, including, without limitation, in the discussions under the captions "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this report. Any and all statements contained in this report that are not statements of historical fact may be deemed forward-looking statements.
Terms such as may, might, will, would, should, could, project, estimate, pro forma, predict, potential, strategy, anticipate, attempt, develop, plan, help, believe, continue, intend, expect, future, and similar terms and terms of similar import (including the negative of any of the foregoing) may be intended to identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Forward-looking statements in this report may include, without limitation, statements regarding (i) a projection of revenues, income (including income/loss), earnings (including earnings/loss) per share, capital expenditures, dividends, capital structure, or other financial items, (ii) the plans and objectives of management for future operations, including plans or objectives relating to our products or services, (iii) future economic performance, including any statement contained in management's discussion and analysis of our financial condition or in the results of operations included pursuant to the rules and regulations of the SEC, or (iv) the assumptions underlying or relating to any statement(s) described in subparagraphs (i),
(ii), or (iii) of this paragraph.

     The forward-looking statements are not meant to predict or guarantee actual results, performance, events, or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates, and assumptions and are subject to a number of risks and uncertainties and other influences, many of which we have no control over. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the inaccuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation, inability to obtain adequate financing, inability to collect accounts receivable, insufficient cash flows and resulting illiquidity, dependence upon software vendors or significant customers, loss of any significant customer, dispute with any significant customer, landlord, or lender, inability to expand our business, lack of diversification, sales volatility or seasonality, increased competition, changing customer preferences, results of arbitration and litigation, stock volatility and illiquidity, failure to implement the business plans or strategies of Alternate Marketing Networks, failure to attract acquisition targets, or ineffectiveness of the marketing program to develop and capitalize on strategic alliances. A description of some of the risks and uncertainties that could cause actual results to differ materially from those described by the forward-looking statements in this report appears under the caption "Risk Factors" in our most recently filed Form 10-KSB and the registration statement on Form SB-2/A filed by Alternate Marketing Networks with the SEC on May 7, 2003. Because of the risks and uncertainties related to these factors and the forward-looking statements, readers of this report are cautioned not to place undue reliance on the forward-looking statements. Alternate Marketing Networks disclaims any obligation to update these forward-looking statements or to announce publicly the results of any revisions to any of the forward-looking statements contained in this report to reflect any new information or future events or circumstances or otherwise.

     Readers should read this report and the following discussion and analysis in conjunction with the discussion under the caption "Risk Factors" in the most recently filed Form 10-KSB, the registration statement on Form SB-2/A filed by Alternate Marketing Networks with the SEC on May 7, 2003, the Condensed Consolidated Financial Statements and the related notes thereto included in Item 1 of Part I of this report, and other documents filed by Alternate Marketing Networks from time to time with the SEC.

Overview

     Alternate Marketing Networks is a business services company serving Fortune 500 and middle market companies, through three complementary lines of business services: software implementation and support services; logistics process management; and advertising and marketing process management. Services are provided throughout the United States to clients such as General Motors, Verizon, Raytheon, and Lone Star Steel.

Our Services

Technology Segment

     The technology segment provides software consulting, implementation, and support services related to Oracle Corporation's suite of products.

Logistics Segment

     The logistics segment delivers and tracks and verifies the delivery of various products, including telephone directories, and provides brokered transportation of various goods for national and regional companies.

Advertising and Marketing Segment

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

     There have been no significant changes to the critical accounting policies, estimates and judgments disclosed in the Form 10-KSB for the year ended December 31, 2002.

Results of Operations for the Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002.

Summary financial data is provided in the table below:

                                    Three months ended June 30,
                                    2003                  2002
                              ----------------      ----------------
                                Amount      %         Amount      %
  Net revenues                $7,510,462 100%       $4,236,940 100%
  Cost of revenues             6,038,488  80%        3,325,403  78%
                              ----------            ----------
  Gross profit                 1,471,974  20%          911,537  22%
  S,G,& A expenses             1,408,907  19%          982,203  23%
  Goodwill impairment          4,000,000  53%               --
                              ----------            ----------
  Operating loss              (3,936,933)(52%)         (70,666) (1%)
  Interest income/(expense)      (39,138) (1%)           5,042   0%
  Other income                   100,587   1%               --
                              ----------            ----------
  Net loss before taxes and
   accounting change         $(3,875,484)(52%)      $  (65,624) (1%)
                              ==========            ==========

Overview of Operating Results

     Management realized, during the three months ended June 30, 2003, that the technology segment was not going to achieve previous expectations. In order to compensate for the significant revenue shortfalls, management terminated approximately five employees and eliminated approximately two vacant employee positions of the technology segment. The technology segment also renegotiated its lease to reduce the total leased office space, rent, and other related expenses.

     During the same period, the advertising and marketing segment was appointed by the media-buying agency of a large automotive manufacturer as the placement agent for approximately 600 small to mid-sized newspapers. We expect this business to significantly increase the revenue of this segment. However, this revenue is at a lower than average gross margin and will require an increase in operating expenses to handle the business, thereby reducing the net positive effects of the expected revenue increase.

     The logistics segment remained consistent with management's expectations as it continues to operate under its long-term contract with Verizon.

Operating Results

     Net revenues for the three months ended June 30, 2003 and 2002, were as follows:

                                    Three months ended June 30,
                                    2003                  2002
                              ----------------      ----------------
                                Amount      %         Amount      %
 Technology                   $1,859,287   25%      $       --   --
 Advertising and Marketing     4,958,764   66%       3,320,664   78%
 Logistics                       692,411    9%         916,276   22%
                              ----------  ----      ----------  ----
 Total net revenues           $7,510,462  100%      $4,236,940  100%
                              ==========  ====      ==========  ====

     Total net revenues increased $3,273,522 (77%) to $7,510,462 for the three months ended June 30, 2003 from $4,236,545 for the three months ended June 30, 2002. The technology segment, acquired effective August 1, 2002, accounted for net revenues of $1,859,287 during this three-month period of 2003. The net revenues of the advertising and marketing segment increased $1,638,100 (49%) from $3,320,664 for the three months ended June 30, 2002 to $4,958,764 for the three months ended June 30, 2003 as this segment began placing ads for a large automotive manufacturer. During the second quarter of 2003, the media-buying agency for a large automotive manufacturer appointed the advertising and marketing segment of Alternate Marketing Networks as the placement agent for approximately 600 small to mid-sized newspapers. Net revenues of the logistics segment decreased $223,865 (24%) for the three months ended June 30, 2003 compared to the comparable period of 2002 primarily due to reduced sales of transportation logistics services. Pricing in the logistics and advertising and marketing segments remained consistent. We believe that pricing in the technology segment has decreased from the first quarter of 2003 due to competitive factors, including customer demand, and the effects of the national economy, such as decreased large capital expenditure budgets.

     Cost of revenues by segment and percentage of total cost of revenues for the three months ended June, 2003 and 2002 were as follows:

                                    Three months ended June 30,
                                   2003                 2002
                            ------------------    ------------------
                                Amount      %         Amount      %
 Technology                   $1,269,376   21%      $       --   --
 Advertising and Marketing     4,382,270   73%       2,809,434   84%
 Logistics                       386,842    6%         515,969   16%
                              ----------  ----      ----------  ----
 Total cost of revenues       $6,038,488  100%      $3,325,403  100%
                              ==========  ====      ==========  ====

     Cost of revenues increased $2,713,085 (82%) for the three months ended June 30, 2003 compared to the three months ended June 30, 2002. This increase was attributable to the increase in net revenues from the recently acquired technology segment as well as the increase in revenues of the advertising and marketing segment.

     Gross profit per segment and percentage of total gross profit for the three months ended June 30, 2003 and 2002 were as follows:

                                   Three months ended June 30,
                                  2003                 2002
                            -----------------     -----------------
                                Amount     %          Amount     %
 Technology                  $  589,911   40%      $    --      --
 Advertising and Marketing      576,494   39%         511,230   56%
 Logistics                      305,569   21%         400,307   44%
                             ----------  ----      ----------  ----
 Total gross profit          $1,471,974  100%      $  911,537  100%
                             ==========  ====      ==========  ====

Gross Profit Percentages by Segment:

                                         2003           2002
                                       -------        -------
 Technology                              31.7%            --
 Advertising and marketing               11.6%          15.4%
 Logistics marketing                     44.1%          43.7%
                                       -------        -------
 Total Gross Profit                      19.6%          21.5%
                                       =======        =======

     Gross profit increased $560,437 (62%) for the three months ended June 30, 2003 compared to the three months ended June 30, 2002. This increase was primarily attributable to the acquisition of the technology segment, and to a lesser extent from the increased revenue in the advertising and marketing segment. The gross profit percentage in the advertising and marketing segment was affected by the lower gross profit margin under the new automotive business.

     Selling, general, and administrative expenses increased $426,704 (43%) for the three months ended June 30, 2003 to $1,408,907 from $982,203 for the three months ended June 30, 2002. This increase was primarily due to the acquisition of the technology segment and the resulting increased number of employees, from the three months ended June 30, 2002 compared to the same period in 2003, as well as related overhead expenses. In addition, Alternate Marketing Networks incurred significant additional legal and professional service expenses, primarily due to an increase in these expenses associated with the technology segment and implementation of the Sarbanes-Oxley Act of 2002.

     As of June 30, 2003, a goodwill impairment charge was recorded to the technology reporting unit as a result of the impairment testing performed by management. Management felt that indicators were present and upon subsequent review, recorded an impairment charge of $4,000,000 assigned to the technology reporting unit.

     As a result of the foregoing, operation profits increased $133,733 for the three months ended June 30, 2003 to $63,067 from a loss of $(70,666) for the three months ended June 30, 2002.

     Interest income for the three months ended June 30, 2003 and 2002 was $333 and $5,475, respectively. Interest expense for the three months ended June 30, 2003 and 2002 was $39,471 and $433 respectively. The reduction in interest income, net of interest expense was due to the decrease in cash available for investing as well as interest expense attributable to additional borrowings in 2003.

     Other income for the three months ended June 30, 2003 consists of $99,537 for the gain recognized on a lease renegotiation and abatement of previously recorded rent expense and $1,050 for a gain from the sale of assets.

     As of January 1, 2002 Alternate Marketing Networks adopted SFAS No. 142, allocated goodwill of $2,004,447 to each of its reporting units, and tested this goodwill for impairment. The testing was completed during the second quarter ending June 30, 2002. As a result, a charge of $1,204,058 was recorded for the goodwill assigned to the logistics reporting unit as a cumulative effect of accounting change.

Results of Operations for the Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002.

Summary financial data is provided in the table below:

                                     Six months ended June 30,
                                    2003                  2002
                              ----------------      ----------------
                                Amount      %         Amount      %
  Net revenues                $12,713,046 100%       $8,318,485 100%
  Cost of revenues              9,891,249  78%        6,497,332  78%
                              -----------            ----------
  Gross profit                  2,821,797  22%        1,821,153  22%
  S,G,& A expenses              3,109,380  24%        1,982,373  24%
  Goodwill impairment           4,000,000  31%               --
                              -----------            ----------
  Operating loss               (4,287,583)(34%)        (161,220) (2%)
  Interest income/(expense)       (93,592) (1%)          12,856   0%
  Other income                    100,587   1%               --
                              -----------            ----------
  Net loss before taxes and
   accounting change          $(4,280,588)(34%)      $ (148,364) (2%)
                              ===========            ==========


     Net revenues for the six months ended June 30, 2003 and 2002 were as follows:
                                     Six Months Ended June 30,
                                    2003                  2002
                              -----------------      ----------------
                                Amount      %         Amount      %
 Technology                   $ 3,597,749   28%      $       --   --
 Advertising and Marketing      7,798,344   61%       6,613,273   80%
 Logistics                      1,316,953   11%       1,705,212   20%
                              -----------  ----      ----------  ----
 Total net revenues           $12,713,046  100%      $8,318,485  100%
                              ===========  ====      ==========  ====

     Total net revenues increased $4,394,561 (53%) from $8,318,485 for the six months ended June 30, 2002 to $12,713,046 for the six months ended June 30, 2003. The technology segment accounted for net revenues of $3,597,749 during this six-month period in 2003. This segment was acquired in connection with the acquisition of Hencie, Inc. effective August 1, 2002 and did not contribute any revenue during the same period in 2002. Net revenues of the logistics segment decreased $388,259 (23%) for the six months ended June 30, 2003 compared to the comparable period of 2002 primarily due to reduced sales of transportation logistics services. Revenues from the advertising and marketing segment increased $1,185,071 (18%) due to the segment beginning to place ads for the media-buying agency of a large automotive manufacturer, beginning in June 2003. Pricing in the logistics and advertising and marketing segments remained consistent. We believe that pricing in the technology segment has decreased from the first quarter of 2003 due to competitive factors, including customer demand, and the effects of the national economy, such as decreased large capital expenditure budgets.

     Cost of revenues by segment and percentage of total cost of revenues for the six months ended June, 2003 and 2002 were as follows:

                                    Six months ended June 30,
                                   2003                 2002
                            ------------------    ------------------
                                Amount      %         Amount      %
 Technology                   $2,416,936   24%      $       --   --
 Advertising and Marketing     6,787,763   69%       5,530,138   85%
 Logistics                       686,550    7%         967,194   15%
                              ----------  ----      ----------  ----
 Total cost of revenues       $9,891,249  100%      $6,497,332  100%
                              ==========  ====      ==========  ====

     Cost of revenues increased $3,393,917 (52%) for the six months ended June 30, 2003 compared to the six months ended June 30, 2002. This increase was primarily attributable to the increase in net revenues from the recently acquired technology segment, as well as to the increased revenues from the advertising and marketing segment.

     Gross profit per segment and percentage of total gross profit for the six months ended June 30, 2003 and 2002 were as follows:

                                   Six months ended June 30,
                                  2003                 2002
                            -----------------     -----------------
                                Amount     %          Amount     %
 Technology                  $1,180,813   42%      $       --   --
 Advertising and Marketing    1,010,581   36%       1,083,135   59%
 Logistics                      630,403   22%         738,018   41%
                             ----------  ----      ----------  ----
 Total gross profit          $2,821,797  100%      $1,821,153  100%
                             ==========  ====      ==========  ====

Gross Profit Percentages by Segment:

                                         2003           2002
                                       -------        -------
 Technology                              32.8%            --
 Advertising and Marketing               13.0%          16.4%
 Logistics                               47.9%          43.3%
                                       -------        -------
 Total Gross Profit                      22.2%          21.9%
                                       =======        =======

     Gross profit increased $1,000,644 (55%) for the six months ended June 30, 2003 compared to the six months ended June 30, 2002. This increase was attributable to the acquisition of the technology segment. Total gross profit of the other segments decreased $180,169. The gross profit percentage in the advertising and marketing segment was affected by the lower gross profit margin associated with ad placement services for the new automotive business.

     Selling, general, and administrative expenses increased $1,127,007 (57%) for the six months ended June 30, 2003 to $3,109,380 from $1,982,373 for the six months ended June 30, 2002. This increase was primarily due to the acquisition of the technology segment and the resulting increased number of employees, from the six months ended June 30, 2002 compared to the same period of 2003, as well as related overhead expenses. In addition, Alternate Marketing Networks incurred increased legal and professional service expenses, primarily due to an increase in expenses associated with the technology segment and implementation of the Sarbanes-Oxley Act of 2002.

     A goodwill impairment charge was recorded during the six months ended June 30, 2003 to the technology reporting unit as a result of the impairment testing performed by management. Management felt that indicators were present and upon subsequent review, recorded an impairment charge of $4,000,000 assigned to the technology reporting unit.

     As a result of the foregoing, losses from operations increased $126,363 for the six months ended June 30, 2003 to $(287,583) from $(161,220) for the six months ended June 30, 2002.

     Interest income for the six months ended June 30, 2003 and 2002 was $990 and $13,289, respectively. Interest expense for the six months ended June 30, 2003 and 2002 was $94,582 and $433, respectively. The reduction in interest income, net of interest expense was due to the decrease in cash available for investing as well as interest expense attributable to additional borrowings in 2003.

     Other income for the six months ended June 30, 2003 consists of $99,537 for the gain recognized on a lease renegotiation and abatement of previously recorded rent expense, as well as $1,050 from the gain on the sale of an asset.

     As of January 1, 2002 Alternate Marketing Networks adopted SFAS No. 142, allocated goodwill of $2,004,447 to each of its reporting units, and tested this goodwill for impairment. The testing was completed during the second quarter ending June 30, 2002. As a result, a charge of $1,204,058 was recorded for the goodwill assigned to the logistics reporting unit as a cumulative effect of accounting change.

Pro Forma Results of Operations

     The unaudited pro forma combined historical results, as if Hencie had been acquired at the beginning of fiscal year 2002, are provided as follows:

<CAPTION
                                          Six months ended June 30,
                                             2003           2002
                                        -------------  -------------
                                                (unaudited)
Revenues                                 $12,713,046    $13,000,340
Income (loss) from continuing
 operations **                              (281,413)    (1,116,843)
Net loss **                                 (281,413)    (1,116,843)

Basic and diluted loss per share         $     (0.03)   $     (0.13)

**The 2002 period excludes a charge for the cumulative effect of accounting change of $1,204,058. The 2003 period excludes a goodwill impairment charge of $4,000,000.

     The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of each of the fiscal periods presented, nor are they necessarily indicative of future consolidated results.

     The 2002 pro forma revenues included above from the Hencie acquisition were $4,681,855 compared to actual Hencie revenues in 2003 of $3,597,749 for the six-month period ended June 30. This decrease of $1,084,106 (23%) was largely attributable to an overall spending decrease for capital expenditures by companies, which purchase Oracle and other enterprise software applications that Hencie implements, as well as reduced pricing pressures from the Hencie's customers.

     The 2002 pro forma net loss included above from the Hencie acquisition was $965,921 compared to actual Hencie losses in 2003 of $11,873 for the six-month periods ended June 30, 2003 and 2003, respectively. This decreased net loss of $954,048 was largely attributable to management's efforts to reduce operating expenses in response to lower revenues. In addition, the 2003 period included a gain recognized on a lease renegotiation and abatement of $99,537. Hencie's operating expenses decreased from $2,615,901 for the six-month period ended June 30, 2002 to $1,167,974 for the same six-month period in 2003. These pro forma numbers do not take into consideration any overhead savings related to the acquisition of Hencie and attributable the other segments of Alternate Marketing Networks and are related only to Hencie.

Quarterly Fluctuations and Seasonality

     Although the logistics segment and the advertising and marketing segment experience some seasonality in operations corresponding with holiday advertising, these variations have not historically been material to the overall results of operations of Alternate Marketing Networks. Revenues from the delivery of telephone directories also fluctuate quarterly with the contractual delivery schedules of customers and vary accordingly during a fiscal year.

     Revenues and operating results from the technology segment have fluctuated significantly in the past. The Oracle implementation services category of the technology segment's services has historically experienced greater revenues during the first and second quarters of the fiscal year, and significantly lower revenues in the third and fourth quarters of the fiscal year. Consequently, although a comparison of a given fiscal quarter to the same fiscal quarter of the previous fiscal year may be meaningful, other period-to-period comparisons, including comparisons of fiscal quarters in the same fiscal year, of the operating results of the technology segment may not be meaningful.

     This fluctuation between fiscal quarters is attributable to the project cycles of customers of the technology segment, most of whom have calendar-based fiscal years and are more likely to start project cycles during the first half of the fiscal year. Further, because most of the technology segment's expenses, including expenses associated with its employees, are relatively fixed in the short-term, several other factors can cause significant variations in the quarterly operating results of the technology segment, including:

     - fluctuations in the number of customer projects the technology segment has at any given time;

     -  cancellations or delays by customers of planned projects;

     -  employee utilization rate; and

     -  number of billable days in a given quarter.

     Management believes that the technology segment will experience similar operating and revenue fluctuations in the future. If management is unable to accurately predict this cyclical customer demand, expenses may be disproportionate to or exceed revenues of the technology segment.



Liquidity and Capital Resources

     Alternate Marketing Networks has historically funded its operations and working capital needs from operating cash flows and borrowings. During the six months ended June 30, 2003, cash decreased $535,632. Net cash used in financing activities was $365,119 for the six months ended June 30, 2003 and primarily attributable to debt service payments. Net cash used in investing activities was $21,172 for the six months ended June 30, 2003 for software and property and equipment purchases. We used working capital to fund operating losses during this period, with net cash used for operating activities of $149,341.

     Alternate Marketing Networks currently funds its operations and working capital needs from operating cash flows and borrowings under financing agreements between its subsidiaries and lenders. As of August 8, 2003, all of the subsidiaries of Alternate Marketing Networks were in compliance with these financing agreements. Hencie Consulting is currently in discussions with Accord Financial to amend and restate its financing agreement and resolve issues relating to disputes between Hencie Consulting, Accord Financial, and MEDIACOPY Texas, Inc. (see "Legal Proceedings"). Alternate Marketing Networks continues to seek additional financing and more cost effective replacements to the existing subsidiary credit facility agreements. Alternate Marketing Networks believes the current financing agreements and estimated operating cash flows will provide sufficient working capital to continue its operations through June 30, 2004.

     National Home Delivery, Inc., an Illinois corporation and a wholly owned subsidiary of Alternate Marketing Networks, amended its existing financing agreements with Fifth Third Bank (the "NHD Credit Facility") on April 29, 2003 to extend the maturity date under the NHD Credit Facility from May 1, 2003 to May 1, 2004. The NHD Credit Facility provides for borrowings up to $1,000,000. Borrowings under the NHD Credit Facility accrue interest at Fifth Third's prime rate plus 100 basis points (5% as of July 31, 2003). Available borrowings under the NHD Credit Facility are subject to conditions and restrictions, including, without limitation, eligible accounts receivable restrictions and other restrictive financial covenants and performance ratios applicable to National Home Delivery. In addition, the agreement prohibits any distribution to Alternate Marketing Networks or its subsidiaries unless the bank consents to in advance and in writing. The NHD Credit Facility is secured by substantially all of the assets of Alternate Marketing Networks, Inc. and National Home Delivery, Inc. As of July 31, 2003, borrowings in the amount of approximately $600,000 were outstanding and credit in the amount of approximately $400,000 was available under the NHD Credit Facility.

     Alternate Postal Direct, Inc., a Michigan corporation and a wholly owned subsidiary of Alternate Marketing Networks, entered into a new financing agreement with Accord Financial, Inc., (the "APD Credit Facility") on April 30, 2003 to replace the financing agreements between Alternate Postal Direct and Fifth Third Bank that expired on May 1, 2003. The APD Credit Facility provides for the sale of accounts receivable by Alternate Postal Direct to Accord at a 1.5% discount. Advances under the APD Credit Facility accrue interest at the prime commercial rate of interest established from day to day by Bank of America, Inc. for short term unsecured loans to substantial borrowers (4% as of July 31, 2003). Sales of accounts receivable and advances under the APD Credit Facility are subject to conditions and restrictions, including, without limitation, accounts receivable eligibility restrictions, verification, and approval. Obligations under the APD Credit Facility are secured by substantially all of the assets of Alternate Postal Direct and guaranteed by Alternate Marketing Networks and Hencie Consulting. As of July 31, 2003, advances of approximately $11,000 were outstanding. Advances under the APD Credit Facility are made only at the sole discretion of Accord, even if the accounts receivable offered by Alternate Postal Direct for sale to Accord satisfy all necessary conditions and restrictions. Accord is under no obligation to purchase accounts receivable from Alternate Postal Direct or advance any funds or credit to Alternate Postal Direct under the APD Credit Facility.

     Hencie Consulting amended its existing financing agreement with Accord (the "HCS Credit Facility") on April 29, 2003, and is currently in discussions to amend and restate the HCS Credit Facility. The HCS Credit Facility provides for the sale of accounts receivable by Hencie Consulting to Accord at a 1.5% discount. Advances under the HCS Credit Facility accrue interest at the prime commercial rate of interest established from day to day by Bank of America, Inc. for short term unsecured loans to substantial borrowers (4% as of July 31, 2003). Sales of accounts receivable and advances under the HCS Credit Facility are subject to conditions and restrictions, including, without limitation, accounts receivable eligibility restrictions, verification, and approval. Obligations under the HCS Credit Facility are secured by substantially all of the assets of Hencie Consulting and guaranteed by Alternate Marketing Networks and Alternate Postal Direct. As of July 31, 2003, advances in the amount of approximately $247,000 were outstanding. Advances under the HCS Credit Facility are made only at the sole discretion of Accord, even if the accounts receivable offered by Hencie Consulting for sale to Accord satisfy all necessary conditions and restrictions. Accord is under no obligation to purchase accounts receivable from Hencie Consulting or advance any funds or credit to Hencie Consulting under the HCS Credit Facility.

     Hencie Consulting has been unable to make payments to certain of its trade and other creditors, in the amounts set forth under accounts payable, other, and timely and/or full payroll obligations, and has had to rely substantially on intercompany borrowings to fund its continuing operations and working capital needs. As of June 30, 2003, Hencie Consulting had past due payables to accounts payable, other in the amount of $295,848. Discounts and deferred payment terms have been negotiated and, in some cases, are being negotiated with certain of these creditors. If Hencie Consulting is unable to make timely payments or is unable to negotiate favorable discounts and payment terms, Hencie Consulting's ability to fund it continuing operations and working capital needs would be jeopardized and the operations, financial condition, and business of Hencie Consulting and Alternate marketing Networks may suffer a material adverse affect. Hencie Consulting and Alternate Marketing networks are currently seeking financing sources in order to secure financing sufficient to fund Hencie Consulting's outstanding payables and meet its ongoing trade obligations and has met with several potential financing sources to explore a long-term solution for Hencie Consulting's liquidity needs.

     The technology segment is currently attempting to improve its overall liquidity and increase the cash available to this segment through arbitration with MEDIACOPY Texas, Inc., a customer of the technology segment, to collect past due account receivables of approximately $630,000. Approximately $247,000 of these past due account receivable invoices, including account receivable invoices certified by Mediacopy, have been purchased by Accord from Hencie Consulting and are owed and payable by Mediacopy to Accord. See "Legal Proceedings."

     On February 18, 2003, Alternate Marketing Networks entered into an agreement regarding settlement of approximately $1 million of liabilities owed by Hencie Consulting to Drawbridge. The agreement provided for a cash payment of $120,000 by Alternate Marketing Networks to Drawbridge, issuance of 2,474,039 shares of common stock by Alternate Marketing Networks to Drawbridge, registration rights for the shares, and an obligation for Alternate Marketing Networks to repurchase $100,000 of the shares, at a minimum of $0.50 per share, from Drawbridge annually for three years beginning February 18, 2004.

     The following contractual cash obligations of Alternate Marketing Networks as of June 30, 2003 are presented to update those presented in the Form 10-KSB for the year ending December 31, 2002:

                                      Cash Obligations Due by Year
                             Total       2003(*)   2004      2005      2006
 Operating leases        $  549,472  $  150,386  $280,728  $112,620  $  5,738
 Notes payable, bank **     600,000     600,000        --        --        --
 Notes payable, factor **   476,028     476,028        --        --        --
 Long-term debt             308,629     238,321    31,248    31,248     7,812
                         ----------  ----------  --------  --------  --------
                         $1,934,129  $1,464,735  $311,976  $143,868 $ 13,550
                         ==========  ==========  ========  ========  ========

(*) The 2003 numbers reflect the amounts due during the balance of 2003. (**) Notes payable are expected to renew and not become due during 2003.

	Our existing and anticipated capital needs are significant. A failure to comply with the provisions of our existing financing arrangements, an inability to collect any significant accounts receivable, a loss of any significant customer, a dispute, arbitration, or litigation with any significant customer, landlord, or lender, changes in operating plans, the acceleration or modification of expansion plans, lower than anticipated revenues, increased expenses, potential acquisitions, failure to meet payroll obligations, or other events may cause us to seek additional financing sooner than anticipated, prevent us from achieving our goals and expansion strategy, force the closure of unprofitable segments or portions of these segments, or prevent Alternate Marketing from operating profitably. In addition, there can be no assurance that any additional financing, if needed, will be available on terms acceptable to Alternate Marketing Networks or at all. If we are unable to fund our existing capital needs under our existing credit facilities or otherwise unable to secure additional financing, if necessary, our business could be materially adversely affected.

	In addition, our business plan and acquisition strategies may require us to obtain additional financing within the next 12 months. We may not be able to obtain this financing when needed, on favorable terms, or at all. If we are unable to obtain adequate financing, we may be required to forego opportunities for growth or obtain funds by entering into financing agreements on undesirable terms, including agreements requiring us to pledge all of our assets or containing covenants that restrict our operations and our ability to incur further indebtedness. An inability to obtain adequate funding may also force us to curtail or close operations or sell some or all of our assets including our technology, logistics, and advertising and marketing operating segments.

     The Company believes that its existing financing arrangements and estimated operating cash flows will be sufficient to fund its operations and working capital needs for at least the next 12 months. There can be no assurance, however, that a failure to comply with the provisions of our existing financing arrangements, a loss of any significant customer(s), disputes with any significant customer or lender, changes in operating plans, the acceleration or modification of expansion plans, lower than anticipated revenues, increased expenses, potential acquisitions, or other events will not cause the Company to seek additional financing sooner than anticipated, prevent the Company from achieving the goals of its expansion strategy, force the closure of unprofitable segments or portions of these segments, or prevent the Company from operating profitably. In addition, there can be no assurance that any additional financing, if needed, will be available on terms acceptable to the Company or at all.

Outlook to the Future

     The outlook to the future of Alternate Marketing Networks is based upon a combination of the individual segments performance.

     The technology segment has not been meeting its anticipated revenues and it does not appear that it will achieve the earlier projections for the balance of 2003. In response to the reduced revenues, we have attempted to reduce operating expenses of the technology segment to help mitigate the impact of the revenue shortfall. In addition, Alternate Marketing Networks elected to review goodwill allocated to the technology reporting unit due to the lower revenues, and subsequently recorded an impairment charge.

     The advertising and marketing segment expects to significantly increase revenues as a result of its automotive strategy initiated in the beginning of 2003. However, this revenue is at a lower than average gross margin and will require an increase in operating expenses to handle the business, thereby reducing the net positive effects of the expected revenue increase.

     The logistics segment is anticipated to perform consistently with management's expectations based on the renewal of its long-term agreement with Verizon.

     Overall management recognizes it needs to balance the challenges and unpredictability of the technology segment with the expected growth in the advertising and marketing segment and the anticipated consistency of the logistics segment. We are reviewing several options to address these challenges.

Item 3.  Controls and Procedures.

     (a)  Evaluation of Disclosure Controls and Procedures.

     Alternate Marketing Networks maintains disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15d-14(c) of the Exchange
Act) designed to ensure that information required to be disclosed in the reports of Alternate Marketing Networks filed under the Exchange Act is recorded, processed, summarized, and reported within the required time periods. The Chief Executive Officer and Chief Financial Officer of Alternate Marketing Networks have concluded, based upon their evaluation of these disclosure controls and procedures as of a date within 90 days of the filing date of this report, that, as of the date of their evaluation, these disclosure controls and procedures were effective at ensuring that the required information will be disclosed on a timely basis in the reports of Alternate Marketing Networks filed under the Exchange Act.

     (b)  Changes in Internal Controls.

     Alternate Marketing Networks maintains a system of internal controls that is designed to provide reasonable assurance that the books and records of Alternate Marketing Networks accurately reflect its transactions and that the established policies and procedures of Alternate Marketing Networks are followed. There were no significant changes to the internal controls of Alternate Marketing Networks or in other factors that could significantly affect the internal controls subsequent to the date of the evaluation of the internal controls by the Chief Executive Officer and the Chief Financial Officer, including any corrective actions with regard to significant deficiencies and material weaknesses.


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

     In connection with a terminated Statement of Work with MEDIACOPY Texas, Inc., on July 15, 2003, Hencie Consulting initiated a legal proceeding against AppShop, Inc. in the District Court of Dallas County, Dallas, Texas seeking unspecified actual damages, punitive damages, pre and post-judgment interest, attorneys' fees and court costs, in connection with a breach by AppShop of that certain agreement dated February 18, 2003 between Hencie Consulting and AppShop, as well as other claims against AppShop for the theft of trade secrets, and tortious interference.

     On July 28, 2003, Hencie Consulting filed suit against Mediacopy in the District Court of Dallas County, Dallas, Texas seeking damages in excess of $600,000, pre and post-judgment interest, attorneys' fees and court costs. Hencie Consulting may also seek a restraining order to prevent ongoing violations by Mediacopy of Hencie Consulting's intellectual property rights. Hencie Consulting has previously demanded payment and is now seeking to collect past due accounts receivable invoices owed by Mediacopy to Hencie Consulting under the consulting agreement. Certain past due accounts receivable invoices, including accounts receivable invoices certified by Mediacopy, have been purchased by Accord Financial, Inc. from Hencie Consulting and are owed and payable by Mediacopy to Accord.

     On July 30, 2003, MEDIACOPY Texas, Inc., a customer of the technology segment and Hencie Consulting, initiated an arbitration proceeding in Los Angeles, California against Hencie Consulting pursuant to that certain Consulting Services Master Agreement dated May 13, 2002 between Mediacopy and Hencie Consulting, in accordance with the American Arbitration Association Commercial Dispute Resolution Procedures. Mediacopy is claiming approximately $5,000,000 in damages in connection with claims regarding an alleged breach of the consulting agreement by Hencie Consulting.

     Hencie Consulting intends to vigorously defend against and contest the claims of Mediacopy and pursue litigation against Mediacopy. An outcome adverse to Hencie Consulting with respect to the pending arbitration or any related legal proceeding(s) may adversely affect the business, financial condition, and operations of Hencie Consulting and Alternate Marketing Networks. No assurance can be given that Hencie Consulting and Alternate Marketing Networks would not be materially adversely affected by an adverse outcome with respect to the pending arbitration or any related legal proceeding(s) or legal fees or expenses related to investigating, contesting, and defending against these claims (whether or not Hencie Consulting is successful in defending against these claims), and the diversion of the time and resources of our management in connection with these claims. In addition, the inability of Accord to collect from Mediacopy amounts past due and owed and payable by Mediacopy to Accord in connection with the account receivable invoices purchased by Accord from Hencie Consulting could materially adversely affect the ongoing business relationship between Accord and Hencie Consulting and the willingness of Accord to continue to purchase account receivable invoices from Hencie Consulting.

	From time to time, Alternate Marketing Networks may be subject to routine litigation and other legal proceedings incidental to its business and operations. The business, financial condition, and operations of Alternate Marketing could be materially adversely affected by an outcome that is adverse to Alternate Marketing with respect to any such litigation or legal proceeding(s), fees, or expenses related to investigating, contesting, and defending against the claims related to such litigation or legal proceeding(s) (whether or not Alternate Marketing is successful in defending against such claims), and the diversion of the time and resources of management of Alternate Marketing in connection with such litigation or legal proceeding(s).

Item 2.  Changes in Securities.

     None

Item 3.  Defaults Upon Senior Securities.

     None

Item 4.  Submission of Matters to a Vote of Security Holders.

     Alternate Marketing Networks held its annual stockholder meeting on May 8, 2003. Votes were cast as follows:

     Proposal to elect one Class I director for a three-year term expiring at the 2006 annual meeting of stockholders (R. Phillip Baker, Tom Hiatt, Adil Khan, and Phillip D. Miller continued as directors of Alternate Marketing Networks);

                                 FOR         WITHHELD
     J. Robert Routt          7,971,173       1,050

     Proposal to increase the shares reserved for issuance under the 1995 Long-Term Incentive and Stock Option Plan:
                                                            BROKER
         FOR               AGAINST        ABSTAIN          NOT VOTED
      6,715,076            440,851         86,362           729,934

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

  10.1       Form of Distribution Services Contract by and between Alternate
               Postal Direct and GTE Directories Distribution Corporation, Bell Atlantic Yellow Pages Company, and Bell Atlantic Directory Services, Inc. (incorporated by reference from the Form 10-QSB for the quarterly period ended September 30, 2002 filed November 19, 2003 with the Commission)

  10.2       Amendment Number One to Agreement Number DSI0112 between
               GTE, Bell Atlantic, Verizon Information Services, Inc. and Alternate Postal Direct, Inc. (incorporated by reference from the Form 8-K filed July 24, 2003 with the Commission)

  10.3       Form of Consulting Services Master Agreement by and between
               Hencie and customers of the technology segment (incorporated by reference from the Form 10-QSB for the quarterly period ended September 30, 2002 filed November 19, 2003 with the Commission)

  10.4       Employment Agreement dated July 21, 1995 between the
               Company and Phillip D. Miller (incorporated by reference from the Registration Statement on Form SB-2; Commission File No. 33-95332C)

10.5       Addendum to Employment Agreement dated July 21, 1995 between
               Alternate Marketing and Phillip D. Miller dated January 1, 2000 (incorporated by reference from the Form 10-KSB of the Company for the fiscal year ended December 31, 1999 filed
               March 30, 2000 by Alternate Marketing with the Commission)

10.6       Second Addendum dated to Employment Agreement dated July 21,
               1995 between Alternate Marketing and Phillip D. Miller (incorporated by reference from Exhibit 99.2 to the Form 8-K of Alternate Marketing dated August 1, 2002 and filed August 14, 2002 by Alternate Marketing with the Commission)

10.7       Employment Agreement dated July 1, 2001 between Alternate
             Marketing and Sandra J. Smith (incorporated by reference from the Form 10-KSB of Alternate Marketing for the fiscal year ended December 31, 2001 filed March 28, 2002 by Alternate Marketing with the Commission)

  10.8       Addendum dated to Employment Agreement dated July 1, 2001
               between Alternate Marketing and Sandra J. Smith (incorporated by reference from Exhibit 99.2 to the Form 8-K of Alternate Marketing dated August 1, 2002 and filed August 14, 2002 by Alternate Marketing with the Commission)

10.9       Employment Agreement dated August 1, 2002 between Alternate
             Marketing and Adil Khan (incorporated by reference from Exhibit
             99.1 to the Form 8-K of Alternate Marketing dated August 1, 2002 and filed August 14, 2002 by Alternate Marketing with the Commission)

  10.10      Loan Agreement (incorporated by reference from the Form 10-KSB of Alternate Marketing for the fiscal year ended December 31, 2001 filed March 28, 2002 by Alternate Marketing with the Commission)

10.11      First Amendment to Loan Agreement dated April 29, 2003 among
             National Home Delivery, Inc., Alternate Postal Direct, Inc., and Fifth Third Bank (incorporated by reference from the Form SB-2 filed May 7, 2003 with the Commission)

10.12      Amended and Restated Revolving Loan Note dated April 29, 2003 between National Home Delivery, Inc. and Fifth Third Bank (incorporated by reference from the Form SB-2 filed May 7, 2003 with the Commission)

  10.13      Times Mirror Stock Purchase Agreement (incorporated by reference from the Form 10-QSB of Alternate Marketing for the quarterly period ended September 30, 1999)

10.14      Contribution Agreement dated January 1, 2003 between Alternate
             Marketing, K2 VC LTD., a Texas limited partnership
             (incorporated by reference from Exhibit 99.1 to the Form 8-K of Alternate Marketing dated and filed February 20, 2003 by Alternate Marketing with the Commission)

10.15      Mutual Release Agreement dated February 18, 2003 between
             Alternate Marketing, K2 VC LTD., a Texas limited partnership (incorporated by reference from Exhibit 99.2 to the Form 8-K of Alternate Marketing dated and filed February 20, 2003 by Alternate Marketing with the Commission)

  10.16      Non-Qualified Stock Option Agreement dated February 18, 2003 between Alternate Marketing and Adil Khan (incorporated by reference from Exhibit 99.3 to the Form 8-K of Alternate Marketing dated and filed February 20, 2003 by Alternate Marketing with the Commission)

10.17      Release Agreement dated February 18, 2003 between Alternate
             Marketing, Hencie, Inc., Hencie Consulting Services, Inc.,
             K2 VC LTD., Adil Khan, Drawbridge Investment Partners, LLC, and certain directors and stockholders of Alternate Marketing (incorporated by reference from Exhibit 99.4 to the Form 8-K of Alternate Marketing dated and filed February 20, 2003 by Alternate Marketing with the Commission)

10.18      Factoring Agreement dated April 9, 1997 between Hencie Consulting
             Services, Inc. and Richards Capital Corporation (incorporated by reference from the Form 10-QSB of Alternate marketing for the quarterly period ended March 31, 2003)

10.19      Addendum to Master Purchase and Sale Agreement dated April 29,
             2003 between Hencie Consulting Services, Inc. and Accord Financial, Inc. (incorporated by reference from the Form SB-2 filed May 7, 2003 with the Commission)

10.20      Guaranty dated September 27, 2002 between Accord Financial,
             Inc., formerly known as JTA Factors, Inc. and Alternate Marketing Networks, Inc. (filed herewith)

10.21      Guaranty dated May 8, 2003 between Accord Financial, Inc. and
             Alternate Postal Direct, Inc. (filed herewith)

10.22      Master Purchase and Sale Agreement dated April 30 ,2003
               between Alternate Postal Direct, Inc. and Accord
             Financial, Inc. (incorporated by reference from the Form SB-2 filed May 7, 2003 with the Commission)

10.23      Addendum to Master Purchase and Sale Agreement dated April 30,
             2003 between Alternate Postal Direct, Inc. and Accord Financial, Inc. (incorporated by reference from the Form SB-2 filed May 7, 2003 with the Commission)

  10.24      Guaranty dated May 8, 2003 between Accord Financial, Inc. and
               Alternated Marketing Networks, Inc. (filed herewith)

  10.25      Guaranty dated May 12, 2003 between Accord Financial, Inc. and
               Hencie Computer Systems, Inc. (filed herewith)

  10.26      First Amendment to Office Lease Agreement between
               TrizecHahn Tower Three Galleria Management, L.P. and
               Hencie Consulting Services, Inc. (incorporated by reference from the Form 8-K filed July 1, 2003 with the Commission)

  10.27      Continuing Lease Guaranty between TrizecHahn Tower Three
               Galleria Management, L.P., Alternate Marketing Networks, Inc., National Home Delivery, Inc., and Alternate Postal Direct, Inc. (incorporated by reference from the Form 8-K filed July 1, 2003 with the Commission)

  10.28      Amended and Restated Continuing Lease Guaranty between
               TrizecHahn Tower Three Galleria Management, L.P. and Adil Khan (incorporated by reference from the Form 8-K filed July 1, 2003 with the Commission)

  10.29      Promissory Note between TrizecHahn Tower Three Galleria
               Management, L.P. and Hencie Consulting Services, Inc. (incorporated by reference from the Form 8-K filed
               July 1, 2003 with the commission)

  31.1       Section 302 Certification of Chief Executive Officer (filed herewith)

  31.2       Section 302 Certification of Chief Financial Officer (filed herewith)

  32.1       Section 906 Certification of Chief Executive Officer (filed herewith)

  32.2       Section 906 Certification of Chief Financial Officer (filed herewith)

     (b)	Reports on Form 8-K.

The following reports on Form 8-K were filed during the quarter for which this report is filed:

           Form 8-K (Items 4 and 7) filed June 18, 2003.


                               SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                  ALTERNATE MARKETING NETWORKS, INC.


Date: August 13, 2003             By:  /s/ Adil Khan
                                  Name:  Adil Khan
                                  Title: Chief Executive Officer

Date: August 13, 2003             By:  /s/Sandra J. Smith
                                  Name:  Sandra J. Smith
                                  Title: Chief Financial Officer



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

  10.1       Form of Distribution Services Contract by and between Alternate
               Postal Direct and GTE Directories Distribution Corporation, Bell Atlantic Yellow Pages Company, and Bell Atlantic Directory Services, Inc. (incorporated by reference from the Form 10-QSB for the quarterly period ended September 30, 2002 filed November 19, 2003 with the Commission)

  10.2       Amendment Number One to Agreement Number DSI0112 between
               GTE, Bell Atlantic, Verizon Information Services, Inc. and Alternate Postal Direct, Inc. (incorporated by reference from the Form 8-K filed July 24, 2003 with the Commission)

  10.3       Form of Consulting Services Master Agreement by and between
               Hencie and customers of the technology segment (incorporated by reference from the Form 10-QSB for the quarterly period ended September 30, 2002 filed November 19, 2003 with the Commission)

  10.4       Employment Agreement dated July 21, 1995 between the
               Company and Phillip D. Miller (incorporated by reference from the Registration Statement on Form SB-2; Commission File No. 33-95332C)

10.5       Addendum to Employment Agreement dated July 21, 1995 between
               Alternate Marketing and Phillip D. Miller dated January 1, 2000 (incorporated by reference from the Form 10-KSB of the Company for the fiscal year ended December 31, 1999 filed
               March 30, 2000 by Alternate Marketing with the Commission)

10.6       Second Addendum dated to Employment Agreement dated July 21,
               1995 between Alternate Marketing and Phillip D. Miller (incorporated by reference from Exhibit 99.2 to the Form 8-K of Alternate Marketing dated August 1, 2002 and filed August 14, 2002 by Alternate Marketing with the Commission)

10.7       Employment Agreement dated July 1, 2001 between Alternate
             Marketing and Sandra J. Smith (incorporated by reference from the Form 10-KSB of Alternate Marketing for the fiscal year ended December 31, 2001 filed March 28, 2002 by Alternate Marketing with the Commission)

  10.8       Addendum dated to Employment Agreement dated July 1, 2001
               between Alternate Marketing and Sandra J. Smith (incorporated by reference from Exhibit 99.2 to the Form 8-K of Alternate Marketing dated August 1, 2002 and filed August 14, 2002 by Alternate Marketing with the Commission)

10.9       Employment Agreement dated August 1, 2002 between Alternate
             Marketing and Adil Khan (incorporated by reference from Exhibit
             99.1 to the Form 8-K of Alternate Marketing dated August 1, 2002 and filed August 14, 2002 by Alternate Marketing with the Commission)

  10.10      Loan Agreement (incorporated by reference from the Form 10-KSB of Alternate Marketing for the fiscal year ended December 31, 2001 filed March 28, 2002 by Alternate Marketing with the Commission)

10.11      First Amendment to Loan Agreement dated April 29, 2003 among
             National Home Delivery, Inc., Alternate Postal Direct, Inc., and Fifth Third Bank (incorporated by reference from the Form SB-2 filed May 7, 2003 with the Commission)

10.12      Amended and Restated Revolving Loan Note dated April 29, 2003 between National Home Delivery, Inc. and Fifth Third Bank (incorporated by reference from the Form SB-2 filed May 7, 2003 with the Commission)

  10.13      Times Mirror Stock Purchase Agreement (incorporated by reference from the Form 10-QSB of Alternate Marketing for the quarterly period ended September 30, 1999)

10.14      Contribution Agreement dated January 1, 2003 between Alternate
             Marketing, K2 VC LTD., a Texas limited partnership
             (incorporated by reference from Exhibit 99.1 to the Form 8-K of Alternate Marketing dated and filed February 20, 2003 by Alternate Marketing with the Commission)

10.15      Mutual Release Agreement dated February 18, 2003 between
             Alternate Marketing, K2 VC LTD., a Texas limited partnership (incorporated by reference from Exhibit 99.2 to the Form 8-K of Alternate Marketing dated and filed February 20, 2003 by Alternate Marketing with the Commission)

  10.16      Non-Qualified Stock Option Agreement dated February 18, 2003 between Alternate Marketing and Adil Khan (incorporated by reference from Exhibit 99.3 to the Form 8-K of Alternate Marketing dated and filed February 20, 2003 by Alternate Marketing with the Commission)

10.17      Release Agreement dated February 18, 2003 between Alternate
             Marketing, Hencie, Inc., Hencie Consulting Services, Inc.,
             K2 VC LTD., Adil Khan, Drawbridge Investment Partners, LLC, and certain directors and stockholders of Alternate Marketing (incorporated by reference from Exhibit 99.4 to the Form 8-K of Alternate Marketing dated and filed February 20, 2003 by Alternate Marketing with the Commission)

10.18      Factoring Agreement dated April 9, 1997 between Hencie Consulting
             Services, Inc. and Richards Capital Corporation (incorporated by reference from the Form 10-QSB of Alternate marketing for the quarterly period ended March 31, 2003)

10.19      Addendum to Master Purchase and Sale Agreement dated April 29,
             2003 between Hencie Consulting Services, Inc. and Accord Financial, Inc. (incorporated by reference from the Form SB-2 filed May 7, 2003 with the Commission)

10.20      Guaranty dated September 27, 2002 between Accord Financial,
             Inc., formerly known as JTA Factors, Inc. and Alternate Marketing Networks, Inc. (filed herewith)

10.21      Guaranty dated May 8, 2003 between Accord Financial, Inc. and
             Alternate Postal Direct, Inc. (filed herewith)

10.22      Master Purchase and Sale Agreement dated April 30 ,2003
               between Alternate Postal Direct, Inc. and Accord
             Financial, Inc. (incorporated by reference from the Form SB-2 filed May 7, 2003 with the Commission)

10.23      Addendum to Master Purchase and Sale Agreement dated April 30,
             2003 between Alternate Postal Direct, Inc. and Accord Financial, Inc. (incorporated by reference from the Form SB-2 filed May 7, 2003 with the Commission)

  10.24      Guaranty dated May 8, 2003 between Accord Financial, Inc. and
               Alternated Marketing Networks, Inc. (filed herewith)

  10.25      Guaranty dated May 12, 2003 between Accord Financial, Inc. and
               Hencie Computer Systems, Inc. (filed herewith)

  10.26      First Amendment to Office Lease Agreement between
               TrizecHahn Tower Three Galleria Management, L.P. and
               Hencie Consulting Services, Inc. (incorporated by reference from the Form 8-K filed July 1, 2003 with the Commission)

  10.27      Continuing Lease Guaranty between TrizecHahn Tower Three
               Galleria Management, L.P., Alternate Marketing Networks, Inc., National Home Delivery, Inc., and Alternate Postal Direct, Inc. (incorporated by reference from the Form 8-K filed July 1, 2003 with the Commission)

  10.28      Amended and Restated Continuing Lease Guaranty between
               TrizecHahn Tower Three Galleria Management, L.P. and Adil Khan (incorporated by reference from the Form 8-K filed July 1, 2003 with the Commission)

  10.29      Promissory Note between TrizecHahn Tower Three Galleria
               Management, L.P. and Hencie Consulting Services, Inc. (incorporated by reference from the Form 8-K filed
               July 1, 2003 with the commission)

  31.1       Section 302 Certification of Chief Executive Officer (filed herewith)

  31.2       Section 302 Certification of Chief Financial Officer (filed herewith)

  32.1       Section 906 Certification of Chief Executive Officer (filed herewith)

  32.2       Section 906 Certification of Chief Financial Officer (filed herewith)




EXHIBIT 10.20


GUARANTY

	This Guaranty ("Guaranty") is executed by and between Accord Financial, Inc., formerly known as JTA Factors, Inc., a South Carolina corporation having a mailing address at P.O. Box 6704, Greenville, South Carolina, 29606 (hereinafter referred to as "Factor") and Alternate Marketing Networks, Inc., located at One Ionia SW, Suite 520, Grand Rapids, MI 49503 (hereinafter referred to as ("Guarantor"). Whereas Hencie Consulting Services, Inc., a Texas corporation ("Company") has applied to Factor for the purchase and sale of accounts receivable and contract rights of Company by Factor, and for Factor to provide certain collection services upon request of the Company with respect to other accounts receivable and contract rights of Company, and as a condition of providing such service to Company, Factor required the guaranty of Guarantor.

Guarantor makes this Guaranty for the purpose of providing additional security to Factor and as an inducement to Factor to purchase accounts receivable and contract rights, and provide other collection services to Company.

Therefore, in consideration of Factor purchasing the accounts receivable and contract rights, and of providing other service to Company, Guarantor agrees with Factor as follows:

The assumption by Guarantor of his obligations hereunder will result in a direct financial benefit to Guarantor.

Guarantor hereby guarantees to Factor the full and prompt performance of all obligations of Company to Factor including but not limited to the obligations of Company under the Factoring Agreement between Factor and Company. The obligations of Guarantor shall be absolute and shall remain in full force and effect so long as Company is selling accounts receivable and receiving services from Factor, and upon the termination of the Purchase and Sale Agreement with Factor their guaranty shall remain in full force and effect until all obligations of Company to Factor are discharged and satisfied in full.

The obligations of Guarantor shall not be affected by the voluntary liquidation, dissolution, sale or other disposition of all or substantially all of the assets of Company or of its insolvency, receivership, bankruptcy, assignment for the benefit of coeditors, reorganization, arrangement, composition with creditors, or similar proceedings affecting Company or any other guarantor of its obligations to Factor, nor by any merger, consolidation, or other reorganization of any kind involving Company.

The liability of Guarantor hereunder is an absolute, direct, immediate, and guarantee of payment and not of collectability.

No set-off, counterclaim, reduction or diminution of any obligation or any defense of any kind or nature, which Company may have against Factor, shall be available hereunder to Guarantor.

Guarantor waives notice of demand of any kind to Guarantor personally and agrees that notice to Company is notice to Guarantor.

Guarantor authorizes Factor, without notice or demand, and without affecting Guarantor's liability hereunder, from time to time, to enforce its rights under the Factoring Agreement. Factor may, without notice or consent, assign this Guaranty in whole or in part.

Any indebtedness of Company now or hereafter held by Guarantor is hereby subordinated, unless expressly agreed by Factor, to the obligations of Company to Factor, and such indebtedness of Company to Guarantor, if Factor so requests, shall be collected enforced and received by Guarantor as trustee for Factor and be paid over to factor on account of the obligations of Company to Factor, but without reducing or affecting in any manner, the liability of Guarantor under the provisions hereof except to the extent of such payment. Guarantor shall immediately inform Factor on request of any indebtedness of Company held by Guarantor.

If Factor retains the services of an attorney to enforce this Guaranty, Guarantor agrees to pay the attorney's fees and other costs and expenses incurred by Factor even thought no suit or action is files. If a suit or action is filed to enforce this Guaranty, Guarantor shall pay to Factor the costs and expenses and a reasonable attorney's fees to be fixed by the court in which the suit or action is brought. If any appeal or review is taken, Guarantor shall pay such further sum to Factor for the costs and expenses incurred and a reasonable attorney's fee as may be fixed by the Appellate Court or the lower court.

Upon happening of a default in the obligation of the Company to Factor, then Factor shall have the right to proceed first and directly against Guarantor under this Guaranty without proceeding against or exhausting any other remedies which it may have against Company or any other guarantor of Company's obligations to Factor and without realizing upon any security held by Factor.

No remedy herein conferred upon Factor is intended to be exclusive of any other available remedy or remedies, but each and every such remedy shall be cumulative and shall be in addition to every other remedy given under this Guaranty or now or hereafter existing at law or in equity. No delay or omission by Factor to exercise any right accruing upon any default or failure of performance by Company to Factor shall be construed to be a waiver thereof, but any such right and power may be exercised from time to time and as often as may be deemed to be expedient by Factor. This Guaranty shall be binding upon Guarantor's successors and assigns.

The Factor and Guarantor do hereby agree that, notwithstanding anything in this Guaranty or otherwise to the contrary, this Guaranty shall not in any way, shape, or form bind, involve or place any additional legal obligation, duty, responsibility or liability on Fifth Third Bank.

Guarantor and Factor hereby acknowledge that this Guaranty is accepted and executed in the State of Texas, that this guaranty or any dealings and relationships between Guarantor and Factor all rights and remedies of the parties, shall be subject to and governed, as to their validity, enforcement, construction, and effect, and all other respects, by the laws of the State of Texas.

Neither Guarantor nor Factor nor any assignee, successor, heir or legal representative of same shall seek a jury trial in any lawsuit, proceeding, counterclaim, or any other litigation procedure arising from or based upon this Guaranty or any other agreement or document evidencing, securing or relating to this Guaranty or to the dealings or relationship between Guarantor and Factor.

Neither Guarantor nor Factor shall seek to consolidate any such action, in which a jury trial has been waived, with any other action in which a jury trial has not been or cannot be waived.

Guarantor hereby irrevocably submits and consents to the exclusive jurisdiction of the state and federal courts located in the State of Texas, county of Dallas. Any such action of proceeding commenced by Guarantor or Factor will be litigated only in federal court or a state court in the State of Texas, county of Dallas. Guarantor waives any objection based on forum non-conveniens and any objection to venue in connection therewith and authorizes service of any legal process upon the Secretary of State of Texas as Guarantor's agent.

Dated and Effective:  9-27-02

						GUARANTOR

						/s/ Adil Khan
						Alternate Marketing Networks, Inc.

						One Ionia SW, Suite 520
						Grand Rapids, MI 49503


NOTARIZATION

STATE OF TX
COUNTY OF DALLAS

	The foregoing instrument was acknowledged before me this 27th day of September 2002 by Adil Khan individually, and who identified himself as same. He is personally known to me or has produced a Driver's license as identification and did take an oath. His is the signor of the foregoing instrument and did acknowledge to me that he executed the same freely and voluntarily.

Louise J. Brown		/s/ Louise J. Brown		3-16-05
Printed Name		Public Notary Signature		My Commission Expires


EXHIBIT 10.21

GUARANTY

	This Guaranty ("Guaranty") is executed by and between Accord Financial, Inc., a Delaware corporation having a mailing address at P.O. Box 6704, Greenville, South Carolina, 29606 (hereinafter referred to as "Factor") and Alternate Postal Direct, Inc., located at 12495 34th Street North, Unit D, St. Petersburg, FL 33716 (hereinafter referred to as ("Guarantor"). Whereas
Hencie Computer Systems, Inc., a Texas corporation ("Company") has applied to Factor for the purchase and sale of accounts receivable and contract rights of Company by Factor, and for Factor to provide certain collection services with respect to other accounts receivable and contract rights of Company, and as a condition of providing such service to Company, Factor required the guaranty of Guarantor.

Guarantor makes this Guaranty for the purpose of providing additional security to Factor and as an inducement to Factor to purchase accounts receivable and contract rights, and provide other collection services to Company.

Therefore, in consideration of Factor purchasing the accounts receivable and contract rights, and of providing other service to Company, Guarantor unconditionally agrees with Factor as follows:

The assumption by Guarantor of his obligations hereunder will result in a direct financial benefit to Guarantor.

Guarantor hereby unconditionally guarantees to Factor the full and prompt performance of all obligations of Company to Factor including but not limited to the obligations of Company under the Purchase and Sale Agreement between Factor and Company. The obligations of Guarantor shall be absolute and unconditional and shall remain in full force and effect so long as Company is selling accounts receivable and receiving services from Factor, and upon the termination of the Purchase and Sale Agreement with Factor their guaranty shall remain in full force and effect until all obligations of Company to Factor are discharged and satisfied in full.

The obligations of Guarantor shall not be affected by the voluntary liquidation, dissolution, sale or other disposition of all or substantially all of the assets of Company or of its insolvency, receivership, bankruptcy, assignment for the benefit of coeditors, reorganization, arrangement, composition with creditors, or similar proceedings affecting Company or any other guarantor of its obligations to Factor, nor by any merger, consolidation, or other reorganization of any kind involving Company.

The liability of Guarantor hereunder is an absolute, direct, immediate, and unconditional guarantee of payment and not of collectability.

No set-off, counterclaim, reduction or diminution of any obligation or any defense of any kind or nature, which Company may have against Factor, shall be available hereunder to Guarantor.

Guarantor waives notice of demand of any kind to Guarantor personally and agrees that notice to Company is notice to Guarantor.

Guarantor authorizes Factor, without notice or demand, and without affecting Guarantor's liability hereunder, from time to time, to: (i) renew, compromise, extend, accelerate, or otherwise change the terms of the obligations of Company to Factor or any part thereof: (ii) take and hold or substitute security for the payment of the Guaranty of the obligations Company to Factor and exchange, enforce, waive, and release any such security and; (iii) apply such security and direct the order or manner of sale thereof as Factor may in it discretion determine. Factor may, without notice or consent, assign this Guaranty in whole or in part.

Any indebtedness of Company now or hereafter held by Guarantor is hereby subordinated to the obligations of Company to Factor, and such indebtedness of company to Guarantor, if Factor so requests, shall be collected enforced and received by Guarantor as trustee for Factor and be paid over to factor on account of the obligations of Company to Factor, but without reducing or affecting in any manner, the liability of Guarantor under the provisions hereof. Guarantor shall immediately inform Factor on request of any indebtedness of Company held by Guarantor.

Guarantor waives any claim, right of remedy which Guarantor may now have or hereafter acquire against Company or any person primarily or contingently liable for the guaranteed obligations or that arise from the existence or performance of Guarantor's obligations hereunder, including, without limitation, any claim, remedy or right or subrogation, reimbursement, exoneration, contribution, indemnification, or participation in any claim, right or remedy of Factor against Company or any collateral secrete Factor now has or hereafter acquires, regardless of how such claim, remedy or right arises.

If Factor retains the services of an attorney to enforce this Guaranty, Guarantor agrees to pay the attorney's fees and other costs and expenses incurred by Factor even thought no suit or action is files. If a suit or action is filed to enforce this Guaranty, Guarantor shall pay to Factor the costs and expenses and a reasonable attorney's fees to be fixed by the court in which the suit or action is brought. If any appeal or review is taken, Guarantor shall pay such further sum to Factor for the costs and expenses incurred and a reasonable attorney's fee as may be fixed by the Appellate Court or the lower court.

Upon happening of a default in the obligation of the Company to Factor, then Factor shall have the right to proceed first and directly against Guarantor under this Guaranty without proceeding against or exhausting any other remedies which it may have against Company or any other guarantor of Company's obligations to Factor and without realizing upon any security held by Factor.

No remedy herein conferred upon Factor is intended to be exclusive of any other available remedy or remedies, but each and every such remedy shall be cumulative and shall be in addition to every other remedy given under this Guaranty or now or hereafter existing at law or in equity. No delay or omission by Factor to exercise any right accruing upon any default or failure of performance by Company to Factor shall be construed to be a waiver thereof, but any such right and power may be exercised from time to time and as often as may be deemed to be expedient by Factor. This Guaranty shall be binding upon Guarantor's successors and assigns.

Guarantor and Factor hereby acknowledge that this Guaranty is accepted and executed in the State of South Carolina, that this guaranty or any dealings and relationships between Guarantor and Factor all rights and remedies of the parties, shall be subject to and governed, as to their validity, enforcement, construction, and effect, and all other respects, by the laws of the State of South Carolina.

Neither Guarantor nor Factor nor any assignee, successor, heir or legal representative of same shall seek a jury trial in any lawsuit, proceeding, counterclaim, or any other litigation procedure arising from or based upon this Guaranty or any other agreement or document evidencing, securing or relating to this Guaranty or to the dealings or relationship between Guarantor and Factor.
Neither Guarantor nor Factor shall seek to consolidate any such action, in which a jury trial has been waived, with any other action in which a jury trial has not been or cannot be waived.

Guarantor hereby irrevocably submits and consents to the exclusive jurisdiction of the state and federal courts located in the State of South Carolina, county of Greenville. Any such action of proceeding commenced by Guarantor or Factor will be litigated only in federal court or a state court in the State of South Carolina, county of Greenville. Guarantor waives any objection based on forum non-conveniens and any objection to venue in connection therewith and authorizes service of any legal process upon the Secretary of State of South Carolina as Guarantor's agent.

Dated and Effective:  5-8-03

						GUARANTOR

						/s/ Sandra J. Smith, Sec/Treas.
						Alternate Postal Direct, Inc.

						12495 34th Street North
						Unit D, St. Petersburg, FL 33716

NOTARIZATION

STATE OF TX
COUNTY OF DALLAS

	The foregoing instrument was acknowledged before me this 8th day of May 2003 by Sandy Smith individually, and who identified himself as same. He is personally known to me or has produced a Driver's license as identification and did take an oath. His is the signor of the foregoing instrument and did acknowledge to me that he executed the same freely and voluntarily.

Louise J. Brown		/s/ Louise J. Brown		3-16-05
Printed Name		Public Notary Signature		My Commission Expires



EXHIBIT 10.24


GUARANTY

	This Guaranty ("Guaranty") is executed by and between Accord Financial, Inc., a Delaware corporation having a mailing address at P.O. Box 6704, Greenville, South Carolina, 29606 (hereinafter referred to as "Factor") and Alternate Marketing Networks, Inc., located at One Ionia SW, Suite 520, Grand Rapids, MI 49503 (hereinafter referred to as ("Guarantor"). Whereas
Alternate Postal Direct, Inc., a Michigan corporation ("Company") located at 12495 34th St., Unit D, St. Petersburg, FL 33716 has applied to Factor for the purchase and sale of accounts receivable and contract rights of Company by Factor, and for Factor to provide certain collection services upon request of the company with respect to other accounts receivable and contract rights of Company, and as a condition of providing such service to Company, Factor required the guaranty of Guarantor.

Guarantor makes this Guaranty for the purpose of providing additional security to Factor and as an inducement to Factor to purchase accounts receivable and contract rights, and provide other collection services to Company.

Therefore, in consideration of Factor purchasing the accounts receivable and contract rights, and of providing other service to Company, Guarantor unconditionally agrees with Factor as follows:

The assumption by Guarantor of his obligations hereunder will result in a direct financial benefit to Guarantor.

Guarantor hereby unconditionally guarantees to Factor the full and prompt performance of all obligations of Company to Factor including but not limited to the obligations of Company under the Purchase and Sale Agreement between Factor and Company. The obligations of Guarantor shall be absolute and unconditional and shall remain in full force and effect so long as Company is selling accounts receivable and receiving services from Factor, and upon the termination of the Purchase and Sale Agreement with Factor their guaranty shall remain in full force and effect until all obligations of Company to Factor are discharged and satisfied in full.

The obligations of Guarantor shall not be affected by the voluntary liquidation, dissolution, sale or other disposition of all or substantially all of the assets of Company or of its insolvency, receivership, bankruptcy, assignment for the benefit of coeditors, reorganization, arrangement, composition with creditors, or similar proceedings affecting Company or any other guarantor of its obligations to Factor, nor by any merger, consolidation, or other reorganization of any kind involving Company.

The liability of Guarantor hereunder is an absolute, direct, immediate, and unconditional guarantee of payment and not of collectability.

No set-off, counterclaim, reduction or diminution of any obligation or any defense of any kind or nature, which Company may have against Factor, shall be available hereunder to Guarantor.

Guarantor waives notice of demand of any kind to Guarantor personally and agrees that notice to Company is notice to Guarantor.

Guarantor authorizes Factor, without notice or demand, and without affecting Guarantor's liability hereunder, from time to time, to: (i) renew, compromise, extend, accelerate, or otherwise change the terms of the obligations of Company to factor or any part thereof: (ii) take and hold or substitute security for the payment of the Guaranty of the obligations Company to Factor and exchange, enforce, waive, and release any such security and; (iii) apply such security and direct the order or manner of sale thereof as Factor may in it discretion determine. Factor may, without notice or consent, assign this Guaranty in whole or in part.

Any indebtedness of Company now or hereafter held by Guarantor is hereby subordinated to the obligations of Company to Factor, and such indebtedness of company to Guarantor, if Factor so requests, shall be collected enforced and received by Guarantor as trustee for Factor and be paid over to factor on account of the obligations of company to Factor, but without reducing or affecting in any manner, the liability of Guarantor under the provisions hereof except to the extent of such payment. Guarantor shall immediately inform Factor on request of any indebtedness of Company held by Guarantor.

Guarantor waives any claim, right of remedy which Guarantor may now have or hereafter acquire against Company or any person primarily or contingently liable for the guaranteed obligations or that arise from the existence or performance of Guarantor's obligations hereunder, including, without limitation, any claim, remedy or right or subrogation, reimbursement, exoneration, contribution, indemnification, or participation in any claim, right or remedy of Factor against Company or any collateral secrete Factor now has or hereafter acquires, regardless of how such claim, remedy or right arises.

If Factor retains the services of an attorney to enforce this Guaranty, Guarantor agrees to pay the attorney's fees and other costs and expenses incurred by Factor even thought no suit or action is files. If a suit or action is filed to enforce this Guaranty, Guarantor shall pay to Factor the costs and expenses and a reasonable attorney's fees to be fixed by the court in which the suit or action is brought. If any appeal or review is taken, Guarantor shall pay such further sum to Factor for the costs and expenses incurred and a reasonable attorney's fee as may be fixed by the Appellate Court or the lower court.

Upon happening of a default in the obligation of the Company to Factor, then Factor shall have the right to proceed first and directly against Guarantor under this Guaranty without proceeding against or exhausting any other remedies which it may have against Company or any other guarantor of Company's obligations to Factor and without realizing upon any security held by Factor.

No remedy herein conferred upon Factor is intended to be exclusive of any other available remedy or remedies, but each and every such remedy shall be cumulative and shall be in addition to every other remedy given under this Guaranty or now or hereafter existing at law or in equity. No delay or omission by Factor to exercise any right accruing upon any default or failure of performance by Company to Factor shall be construed to be a waiver thereof, but any such right and power may be exercised from time to time and as often as may be deemed to be expedient by Factor. This Guaranty shall be binding upon Guarantor's successors and assigns.

Guarantor and Factor hereby acknowledge that this Guaranty is accepted and executed in the State of South Carolina, that this guaranty or any dealings and relationships between Guarantor and Factor all rights and remedies of the parties, shall be subject to and governed, as to their validity, enforcement, construction, and effect, and all other respects, by the laws of the State of South Carolina.

Neither Guarantor nor Factor nor any assignee, successor, heir or legal representative of same shall seek a jury trial in any lawsuit, proceeding, counterclaim, or any other litigation procedure arising from or based upon this Guaranty or any other agreement or document evidencing, securing or relating to this Guaranty or to the dealings or relationship between Guarantor and Factor.

Neither Guarantor nor Factor shall seek to consolidate any such action, in which a jury trial has been waived, with any other action in which a jury trial has not been or cannot be waived.

Guarantor hereby irrevocably submits and consents to the exclusive jurisdiction of the state and federal courts located in the State of South Carolina, county of Greenville. Any such action of proceeding commenced by Guarantor or Factor will be litigated only in federal court or a state court in the State of South Carolina, county of Greenville. Guarantor waives any objection based on forum non-conveniens and any objection to venue in connection therewith and authorizes service of any legal process upon the Secretary of State of South Carolina as Guarantor's agent.

Dated and Effective:  5-8-03

						GUARANTOR


					/s/ Phillip D. Miller-Chairman & President
					Alternate Marketing Networks, Inc.
					One Ionia SW, Suite 520
					Grand Rapids, MI 49503


NOTARIZATION

STATE OF TX
COUNTY OF DALLAS

	The foregoing instrument was acknowledged before me this 8th day of May 2003 by Phillip Miller individually, and who identified himself as same. He is personally known to me or has produced a Driver's license as identification and did take an oath. His is the signor of the foregoing instrument and did acknowledge to me that he executed the same freely and voluntarily.

Louise J. Brown		/s/ Louise J. Brown		3-16-05
Printed Name		Public Notary Signature		My Commission Expires


EXHIBIT 10.25


GUARANTY

	This Guaranty ("Guaranty") is executed by and between Accord Financial, Inc., a Delaware corporation having a mailing address at P.O. Box 6704, Greenville, South Carolina, 29606 (hereinafter referred to as "Factor") and Hencie Computer Systems, Inc. located at 13155 Noel Rd, 10th Floor, Dallas, TX 75240 (hereinafter referred to as ("Guarantor"). Whereas Alternate Postal Direct, Inc., a Michigan corporation ("Company") located at 12495 34th St., Unit D, St. Petersburg, FL 33716 has applied to Factor for the purchase and sale of accounts receivable and contract rights of Company by Factor, and for Factor to provide certain collection services with respect to other accounts receivable and contract rights of Company, and as a condition of providing such service to Company, Factor required the guaranty of Guarantor.

Guarantor makes this Guaranty for the purpose of providing additional security to Factor and as an inducement to Factor to purchase accounts receivable and contract rights, and provide other collection services to Company.

Therefore, in consideration of Factor purchasing the accounts receivable and contract rights, and of providing other service to Company, Guarantor unconditionally agrees with Factor as follows:

The assumption by Guarantor of his obligations hereunder will result in a direct financial benefit to Guarantor.

Guarantor hereby unconditionally guarantees to Factor the full and prompt performance of all obligations of Company to Factor including but not limited to the obligations of Company under the Purchase and Sale Agreement between Factor and Company. The obligations of Guarantor shall be absolute and unconditional and shall remain in full force and effect so long as Company is selling accounts receivable and receiving services from Factor, and upon the termination of the Purchase and Sale Agreement with Factor their guaranty shall remain in full force and effect until all obligations of Company to Factor are discharged and satisfied in full.

The obligations of Guarantor shall not be affected by the voluntary liquidation, dissolution, sale or other disposition of all or substantially all of the assets of Company or of its insolvency, receivership, bankruptcy, assignment for the benefit of coeditors, reorganization, arrangement, composition with creditors, or similar proceedings affecting Company or any other guarantor of its obligations to Factor, nor by any merger, consolidation, or other reorganization of any kind involving Company.

The liability of Guarantor hereunder is an absolute, direct, immediate, and unconditional guarantee of payment and not of collectability.

No set-off, counterclaim, reduction or diminution of any obligation or any defense of any kind or nature, which Company may have against Factor, shall be available hereunder to Guarantor.

Guarantor waives notice of demand of any kind to Guarantor personally and agrees that notice to Company is notice to Guarantor.

Guarantor authorizes Factor, without notice or demand, and without affecting Guarantor's liability hereunder, from time to time, to: (i) renew, compromise, extend, accelerate, or otherwise change the terms of the obligations of Company to factor or any part thereof: (ii) take and hold or substitute security for the payment of the Guaranty of the obligations Company to Factor and exchange, enforce, waive, and release any such security and; (iii) apply such security and direct the order or manner of sale thereof as Factor may in it discretion determine. Factor may, without notice or consent, assign this Guaranty in whole or in part.

Any indebtedness of Company now or hereafter held by Guarantor is hereby subordinated to the obligations of Company to Factor, and such indebtedness of company to Guarantor, if Factor so requests, shall be collected enforced and received by Guarantor as trustee for Factor and be paid over to factor on account of the obligations of company to Factor, but without reducing or affecting in any manner, the liability of Guarantor under the provisions hereof. Guarantor shall immediately inform Factor on request of any indebtedness of Company held by Guarantor.

Guarantor waives any claim, right of remedy which Guarantor may now have or hereafter acquire against Company or any person primarily or contingently liable for the guaranteed obligations or that arise from the existence or performance of Guarantor's obligations hereunder, including, without limitation, any claim, remedy or right or subrogation, reimbursement, exoneration, contribution, indemnification, or participation in any claim, right or remedy of Factor against Company or any collateral secrete Factor now has or hereafter acquires, regardless of how such claim, remedy or right arises.

If Factor retains the services of an attorney to enforce this Guaranty, Guarantor agrees to pay the attorney's fees and other costs and expenses incurred by Factor even thought no suit or action is files. If a suit or action is filed to enforce this Guaranty, Guarantor shall pay to Factor the costs and expenses and a reasonable attorney's fees to be fixed by the court in which the suit or action is brought. If any appeal or review is taken, Guarantor shall pay such further sum to Factor for the costs and expenses incurred and a reasonable attorney's fee as may be fixed by the Appellate Court or the lower court.

Upon happening of a default in the obligation of the Company to Factor, then Factor shall have the right to proceed first and directly against Guarantor under this Guaranty without proceeding against or exhausting any other remedies which it may have against Company or any other guarantor of Company's obligations to Factor and without realizing upon any security held by Factor.

No remedy herein conferred upon Factor is intended to be exclusive of any other available remedy or remedies, but each and every such remedy shall be cumulative and shall be in addition to every other remedy given under this Guaranty or now or hereafter existing at law or in equity. No delay or omission by Factor to exercise any right accruing upon any default or failure of performance by Company to Factor shall be construed to be a waiver thereof, but any such right and power may be exercised from time to time and as often as may be deemed to be expedient by Factor. This Guaranty shall be binding upon Guarantor's successors and assigns.

Guarantor and Factor hereby acknowledge that this Guaranty is accepted and executed in the State of South Carolina, that this guaranty or any dealings and relationships between Guarantor and Factor all rights and remedies of the parties, shall be subject to and governed, as to their validity, enforcement, construction, and effect, and all other respects, by the laws of the State of South Carolina.

Neither Guarantor nor Factor nor any assignee, successor, heir or legal representative of same shall seek a jury trial in any lawsuit, proceeding, counterclaim, or any other litigation procedure arising from or based upon this Guaranty or any other agreement or document evidencing, securing or relating to this Guaranty or to the dealings or relationship between Guarantor and Factor.
Neither Guarantor nor Factor shall seek to consolidate any such action, in which a jury trial has been waived, with any other action in which a jury trial has not been or cannot be waived.

Guarantor hereby irrevocably submits and consents to the exclusive jurisdiction of the state and federal courts located in the State of South Carolina, county of Greenville. Any such action of proceeding commenced by Guarantor or Factor will be litigated only in federal court or a state court in the State of South Carolina, county of Greenville. Guarantor waives any objection based on forum non-conveniens and any objection to venue in connection therewith and authorizes service of any legal process upon the Secretary of State of South Carolina as Guarantor's agent.

Dated and Effective:  5-12-03

						GUARANTOR



						/s/ Adil Khan
						Hencie Computer Systems, Inc.

						13155 Noel Rd, 10th Floor
						Dallas, TX 75240


NOTARIZATION

STATE OF TX
COUNTY OF DALLAS

	The foregoing instrument was acknowledged before me this 12th day of May 2003 by Adil Khan individually, and who identified himself as same. He is personally known to me or has produced a Driver's license as identification and did take an oath. His is the signor of the foregoing instrument and did acknowledge to me that he executed the same freely and voluntarily.

Louise J. Brown		/s/ Louise J. Brown		3-16-05
Printed Name		Public Notary Signature		My Commission Expires


EXHIBIT 31.1

                    SECTION 302 CERTIFICATION

I, Adil Khan, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Alternate Marketing Networks, Inc., a Delaware corporation;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

	3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

	4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

		b)	evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

		c)	disclosed in this report any change in the registrant's internal control over financial reporting (as defined in Exchange Act Rules 13a-
15(f) and 15d-15(f)) that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

	5.	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

		a)	all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

		b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


     Date: August 13, 2003         By:  /s/ Adil Khan
                                   Name:  Adil Khan
                                   Title: Chief Executive Officer


EXHIBIT 31.2

                    SECTION 302 CERTIFICATION

I, Sandra J. Smith, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Alternate Marketing Networks, Inc., a Delaware corporation;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

	3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

	4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

		b)	evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

		c)	disclosed in this report any change in the registrant's internal control over financial reporting (as defined in Exchange Act Rules 13a-
15(f) and 15d-15(f)) that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

	5.	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

		a)	all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

		b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


     Date: August 13, 2003         By:  /s/Sandra J. Smith
                                   Name:  Sandra J. Smith
                                   Title: Chief Financial Officer



EXHIBIT 32.1

                         CERTIFICATION PURSUANT TO
                          18 U.S.C. SECTION 1350,
                           AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Alternate Marketing Networks, Inc., a Delaware corporation (the "Company"), on Form 10-QSB for the period ended June 30, 2003 as filed with the Securities and Exchange Commission
(the "Report"), the undersigned Chief Executive Officer of the Company does hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that, to the knowledge of the undersigned:

     (1) The Report fully complies with the requirements of Section 13 (a) or 15(d), as applicable, of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the date(s) and for the period(s) indicated.



     Date: August 13, 2003        By:     /s/Adil Khan
                                  Name:   Adil Khan
                                  Title:  Chief Executive Officer


EXHIBIT 32.2

                         CERTIFICATION PURSUANT TO
                          18 U.S.C. SECTION 1350,
                           AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Alternate Marketing Networks, Inc., a Delaware corporation (the "Company"), on Form 10-QSB for the period ending June 30, 2003 as filed with the Securities and Exchange Commission (the "Report"), the undersigned Chief Financial Officer of the Company does hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that, to the knowledge of the undersigned:

     (1) The Report fully complies with the requirements of Section 13 (a) or 15(d), as applicable, of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the date(s) and for the period(s) indicated.


     Date: August 13, 2003        By:     /s/Sandra J. Smith
                                  Name:   Sandra J. Smith
                                  Title:  Chief Financial Officer